Form 10QSB
period 1999-09-30
IR OPERATING CORP
filed 1999-11-12
CIK 1093371

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

                             Commission File Number
                                     1-15261

                            IR OPERATING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

                   Delaware                         11-2165149
         ----------------------------         ----------------------
         (State or other jurisdiction             (IRS employer
               of Incorporation)              identification number)

                                 112 Main Street
                                Webster, MA 01570
                                  (888)444-4762
                    -----------------------------------------
                    (Address including zip code and telephone
                     number, of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/        No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Date: September 30, 1999       Class: Common Stock, par value $.01 per share
                                          Shares Outstanding: 5,033,128

                            IR OPERATING CORPORATION

                                   FORM 10-QSB
                                      INDEX

            Description                                                     Page
                                                                            ----
Part I- Financial Information

  Item 1.  Consolidated Financial Statements

           Balance Sheet-September 30, 1999 .................................. 3

           Statements of Operations-Three months ended September 30, 1999 and September 30, 1998........................................... 4

           Statements of Operations-Nine months ended September 30, 1999 and September 30, 1998........................................... 5

           Statements of Cash Flows-Nine months ended September 30, 1999 and September 30, 1998........................................... 6

           Notes to Consolidated Financial Statements......................... 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10

Part II-Other Information

  Item 6.  Exhibits and Reports on Form 8-K...................................12

                            IR OPERATING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                  ( Unaudited )

                          ASSETS                            September 30, 1999
                                                            ------------------
CURRENT ASSETS
   Cash and cash equivalents                                     $  44,039
    Prepaid expenses and other current assets                       14,327
                                                                 ---------
      Total Current Assets                                          58,366

PROPERTY AND EQUIPMENT, NET

OTHER ASSETS
   Patents and Trademarks                                           62,108
                                                                 ---------
     Total Assets                                                $ 120,474
                                                                 =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $  50,630
   Loan Payable Shareholder                                        318,000
                                                                 ---------
      Total Current Liabilities                                    368,630
                                                                 =========
SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 50,000,000
       shares authorized; issued and
       Outstanding: 8,900,332 Shares                                 8,900
   Convertible preferred stock, $.01 par value;
       1,000,000 shares; authorized; issued
       and outstanding: None Issued
   Additional paid in capital                                      441,863
   Accumulated deficit                                            (543,026)
   Treasury Stock at Cost: 3,867,203 Shares                       (155,893)
                                                                 ---------
      Total Shareholders' Equity                                  (248,156)
                                                                 ---------
           Total Liabilities and Shareholders' Equity            $ 120,474
                                                                 =========
See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (A Development Stage Company)
                                  ( Unaudited )


                                      Three months ended
                                         September 30,
                                              1999


Net Sales                                       $ -0-

Cost of Sales                                   $ -0-
                                           ----------

Gross Profit                                    $ -0-
                                           ----------

Operating expenses                             75,257
Other income and expense, net
                                           ----------

                                               75,257
                                           ----------

Loss before income taxes
Income tax provision                         $(75,257)
                                           ----------

Net Loss                                     $(75,257)
                                           ==========

Loss per common share
   Basic and Diluted                            $(.01)
                                           ==========
Shares used in computing loss
     per common share                       8,816,262
                                           ==========


See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (A Development Stage Company)
                                  ( Unaudited )


                                       Nine months ended
                                         September 30,
                                              1999
                                           ----------

Net Sales                                       $ -0-

Cost of Sales                                   $ -0-
                                           ----------

Gross Profit                                    $ -0-
                                           ----------

Operating expenses                           $543,026
Other income and expense, net
                                           ----------
                                             $543,026
                                           ----------

Loss before income taxes
Income tax provision                        $(543,026)
                                           ----------

Net Loss                                    $(543,026)
                                           ==========


Loss per common share
   Basic and Diluted                            $(.06)
                                           ==========

Shares used in computing loss
 per common share                           8,499,418
                                           ==========

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (A Development Stage Company)
                                  ( Unaudited )

                                                              Nine months ended
                                                                September 30,
                                                                     1999


OPERATING ACTIVITIES
 Net Loss                                                          $(543,026)
     Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization
    Loss incurred in merger transaction                              200,000
    Non-cash compensation                                             18,000
    Changes in operating assets and liabilities
       Accounts receivable
       Inventories
       Prepaid expenses and other current assets                     (14,327)
       Other assets
       Accounts payable                                               27,500
       Accrued expenses and other current liabilities
                                                                 -----------
         Net Cash Used in Operating Activities                      $311,853
                                                                 -----------

INVESTING ACTIVITIES
    Net cash used in business acquistion                           $(200,000)
    Acquisition of intangible                                       ( 62,108)
                                                                 -----------
         Net Cash Used in Investing Activities                     $(262,108)
                                                                 -----------

FINANCING ACTIVITIES
    Proceeds from loan payable stockholder                          $318,000
    Proceeds from issuance of common stock                           300,000
    Purchase and retirement of treasury stock
    Proceeds from issuance of convertible securities,
      net of issuance costs
    Proceeds from exercise of stock options, net
                                                                 -----------
      Net Cash Provided by Financing Activities                     $618,000
                                                                 -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                 $  44,039

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                                                -0-
                                                                 -----------
CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD                                                $  44,039
                                                                 ===========

See Notes to Consolidated Financial Statements.



                            IR OPERATING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations:

          IR Operating Corporation's (the "Company") financial statements for the period ended September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $392,000 for the period January 10, 1999 (inception) through March 31, 1999. This is due to the fact that the Company has been in the development stage since inception. Management's plans regarding improving the results of future operations and liquidity include acquisitions and mergers.

2.     Summary of Significant Accounting Policies:

       a. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       b. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       c. Organization costs

          The Company expenses organization costs as incurred. Organization costs incurred in the period January 10, 1999 (inception) through March 31, 1999 and the three months ended June 30, 1999 approximated $70,000 and $57,000, respectively.

       d. Interim financial statements

          The unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the period. The results of operations are not necessarily indicative of the results expected for the fiscal year.

3.     Loan Payable-Stockholder:

       On March 31, 1999, the Company issued a promissory note to a stockholder in the amount of $73,000, and on September 2, 1999, issued a note in the amount of $5,000 and on September 14, 1999 issued a note in the amount of $75,000 and on September 30, 1999 issued a note in the amount of $20,000 together with interest accruing at the rate of 5.5% per annum, until such time as the notes are paid. The entire amounts must be repaid when the Company receives funding of $1,500,000.

       In the event of default when due, or in the event of suspension of actual business, insolvency, assignment for the benefit of creditors, adjudication of bankruptcy, or appointment of a receiver, the unpaid principal balance shall, at the option of the holder, become immediately due, with the amount then due accruing interest at a rate of 18% per annum or the highest rate permitted by law, which ever is less.

4.     Merger Agreement:

       On March 29, 1999, Atlantic Medical Corporation ("Atlantic") acquired 100% of the issued and outstanding common stock of Fox Group Enterprises, Inc. ("Fox") making the Fox a wholly owned subsidiary of Atlantic. Under the terms of the merger agreement, the holders of Fox were issued 7,441,700 shares of the Company's common stock. A maximum of 750,000 of the shares issued to the Fox holders are subject to reversion to the Atlantic shareholders in the event certain conditions are not met within 180 days after the merger. An additional 1,062,230 shares of common stock (valued at $18,000) were issued to consultants in connection with the transaction. The pre merger shareholders of Atlantic were paid $200,000 by Fox. Subsequently 3,867,203 shares were returned to the treasury (See Note 5c).

       Although in the form of a merger, the transaction is, in substance, an acquisition of Atlantic by Fox. Atlantic and stockholders agree that all issued and outstanding shares of common stock of Fox, equal to one hundred percent (100%), shall be exchanged with Atlantic for approximately 84% of the common stock of Atlantic. Stockholders represent and warrant that they will hold such shares of Atlantic for investment purposes and not for further public distribution. These shares will be appropriately restricted.

       The excess of the consideration paid over the fair value of the net assets received was charged to operations in the period ended March 31, 1999.

       Prior to the closing of the merger agreement unanimous written consent was received of Atlantic's directors and a majority of Atlantic's shareholders approved Atlantic changing its name to "IR Operating Corporation".

5.     Stockholders' Equity:

       a. Capitalization

          Pursuant to an amendment of the Company's certificate of incorporation, the Company has authorized shares of common stock of 50,000,000 at $.01 par value.

       b. Net loss per share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. Basic and diluted loss per share amounts were equivalent for all periods presented.

        c.  Return of Shares-Fox Holders

         In accordance with the agreements signed by all the former stockholders of Fox 3,867,203 shares of common stock held by these stockholders were returned to the treasury effective September 29, 1999.

        d.  Escrow Agreement

         In accordance with the Escrow Agreements between the former Fox Shareholders and Reva Enterprises effective September 29, 1999, the 750,000 shares held in escrow were transferred to Reva Enterprises as the Company did not meet the requirements of the Escrow Agreement.

6.     Loss on Aborted Acquisition:

          During the period January 10, 1999 (inception) through March 31, 1999 and the three months ended June 30, 1999, the Company incurred charges to operations of approximately $104,000 and $18,000, respectively, relating to an aborted acquisition of assets.

7.     Supplementary Information-Statement of Cash Flows:

       The Company assumed accounts payable approximating $23,100 in connection with the merger with Atlantic.

8.     Commitment:

       The Company entered into an employment agreement with an officer, commencing July 1, 1999, which provides for a minimum annual salary of $100,000.

9.   Year 2000 Compatibility

The Company has no issues relating to the Year 2000 Compatibility





                            IR OPERATING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Both the Company and Fox were inactive during 1998, therefore the financial statements in this report on Form 10-QSB do not include comparative data from the prior year.

QUARTER ENDED September 30, 1999

Results of Operations

Net Sales and Gross Profit

         The Company had no sales or profits during the quarter. The Company generally has been inactive. The Company plans to seek and acquire suitable business opportunities or technologies within the recycling field. The cash requirements for this search are minimal and it is not anticipated that additional funds will be needed until such time an acquisition occurs. The Company will not require any employees until a suitable business has been acquired.

         Since its acquisition of Fox Group, the Company has conducted no business operations except for organizational activities. Prior to the acquisition of Fox Group, the Issuer was an inactive company. It has no material assets, no business, no sales or revenue.

During the quarter ended September 30, 1999, the Company has acquired ownership of two Patents through the acquisition of a debt owed by the former owner of the Patents, and then foreclosing on the debt, for a process known as the I-ROCK Process. This process is a cold extrusion process for converting waste plastic into profile shapes that can be used for a variety of applications. The Company is currently negotiating for a plant site and equipment which is located in Bradley, IL. If the Company is able to negotiate favorable terms for obtaining the plant and equipment for the I-ROCK Process the Company plans to take over the existing facility and to commercialize the I-ROCK Process.

Operating Expenses

          Operating expenses for the period were $ 75,257 which were related to obtaining the Patents.

Net Loss

             The Company generated a loss of $75,257, or $0.01 per share, for the quarter ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

Net Sales and Gross Profit

         The Company had no sales or profits for the nine months ended September 30, 1999, the Company generally has been inactive.

Operating Expenses

         The Operating Expenses for the nine months ended September 30, 1999, were $ 543,026 which were primarily organizational expenses for the Company.

Net Loss

         The net loss for the nine months ended September 30, 1999, was $543,026 or a loss of $(0.06) per share.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had negative working capital of $310,264 and cash and cash equivalents of $44,039. To date the Company has bee financed through loans from stockholders. The Company is presently investigating several sources of investment capital relative to the financing of its growth strategies. Although there can be no assurance that these efforts will be successful, the Company believes that it will be able to secure financing in the amounts, and upon terms, acceptable to it.

     Statements that are not historical facts, including statements about the Company's confidence and strategies, and expectations about new or existing products, technologies and opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks. Readers are referenced to the Company's report on form 10-SB.

                            Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. With the exception of the following, all exhibits required by Item 601 of Regulation SB and required hereunder, as filed with the Securities and Exchange Commission on Form 10-QSB on August 26, 1999, are incorporated herein by reference.

          Item            Description
          ----            -----------

          4(i) Incentive Stock Option Plan for employees, directors and officers




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IR OPERATING CORPORATION



Dated: November 10, 1999                     By:  /s/ Murray Fox
                                                --------------------------------
                                                Murray Fox
                                                Chief Executive officer and
                                                Chief Financial Officer