Form 10KSB
period 1999-12-31
IR OPERATING CORP
filed 2000-03-28
CIK 1093371

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                   Form 10K-SB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal year ended December 31, 1999        Commission File Number   1-15261

                            IR Operating Corporation
                 (Name of Small Business Issuer in its charter)



        DELAWARE                                              11-2165149
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 112 Main Street, Webster, MA                                    01570
(Address of principal executive offices)                      (Zip Code)


                                 (888) 444-4762
               (Registrants telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X__ No _____

     Indicate the number of shares outstanding of each of the registrants classes of stock of the latest practibcable date.

          Class                                   Outstanding at March 20, 2000
  Common Stock, $.001 par value                          5,033,128

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,379,4600 as of March 20, 2000

                      Documents Incorporated by Reference:

                              See Index to Exhibits

  Part I.

  Item 1.   Business.

       (a) Business Development

     The Company was originally named Atlantic Medical Corporation which was the surviving corporation of a Delaware statutory merger with Rusco Development Corporation, a New York corporation, in January 1972 and the surviving corporation of an acquisition of Fox Group Enterprises, Inc. a Delaware corporation which took place on March 29, 1999. Although in the form of a merger, the Fox transaction was, in substance, an acquisition of Atlantic by Fox Group Enterprises. After the merger with Fox Group Enterprises, Inc. the corporation was named I-ROCK Industries, Inc. In April 1999 the Company changed its name to IR Operating Corporation.

     Since its acquisition of Fox Group Enterprises, the Company has conducted no business operations except for organizational activities. Prior to the acquisition of Fox Group the Issuer has been an inactive company. It had no material assets, no business, no sales or revenue. The Issuer was seeking a merger partner that could bring in substantial assets to the corporation. The Issuer acquired Fox Group Enterprises, Inc. on March 29, 1999. The Fox Group Enterprises, Inc. at the time of the merger had signed letters of intent to acquire the technology, the patents and certain assets that were for producing plastic pallets and other plastic profile shapes, from recycled material, using a process known as the I-ROCK Process. On April 30, 1999, the issuer allowed the letters of intent for the I-ROCK Process to expire because the technology would require additional development before it could be commercialized. The patents were subsequently acquired in September 1999. To exploit the patents the Issuer may need to raise additional capital that will be used to operate the Issuer during the start up phase.

     A copy of the Company's most recent annual report, which includes audited financial statements, will be provided to any shareholder requesting such material, in writing, to the Secretary of the Company.

       (b)    Business of Issuer.

       General

     The Company generally has been inactive. The Company is seeking to acquire suitable business opportunities or technologies within the recycling field. During the quarter ended September 30, 1999, the Company acquired ownership of two patents through the acquisition of a debt owed by the former owner of the patents, and then foreclosing on the debt, for a process known as the I-ROCK Process. This process is a cold extrusion process for converting waste plastic into profile shapes that can be used for a variety of applications. The Company has signed a lease for an existing plant site which is located in Bradley, IL. The Company was able to negotiate favorable terms for leasing the plant site. The Company is currently negotiating with the State of Illinois and the County of Kankakee, IL, to lease the equipment, that is installed in the leased plant site and designed for the I-ROCK Process, which is owned by the state and the county. The Company believes that it will be able to negotiate a favorable lease for the equipment with both the state and the county.

     Since acquiring the patent rights for the I-ROCK Process, the Company has agreed to license the technology to a company in New Jersey. The New Jersey company will have the right to manufacture products using the I-ROCK Process technology. The Company will receive future compensation in the form of license payments, commencing when the licensee reaches certain performance levels, and royalty payments based on sales volume. The Company will provide technical support for which it will be compensated for its direct costs.

     The Company also plans to continue searching for suitable technologies and/or companies to acquire.

     It is anticipated that the Company's CEO and directors will receive reasonable salaries for services as executive officers at such time as the Company commences business operations. (See Part III, Item 11, "Executive Compensation.") These individuals will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part III, Item 9. "Directors, Executive Officers, Promoters and Control Persons).

No Operating History,  Revenues or Earnings.

     As of the date hereof, the Company has no operations and, accordingly, has no operating revenues or earnings. Since its inception, most of the time and resources of IR's management have been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its locating additional suitable business opportunities and/or technologies, obtaining additional financing for intended operations from placement of its equity or debt or from third party funding sources. There is no assurance that IR will be able to locate a other business opportunities or obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. " Business.")

Minimal Assets, Working Capital and Net Worth.

     As of December 31, 1999, the Company's had total assets in the amount of $102,249 consisting, principally of purchased patents and trademarks. As a result of its minimal assets and reported losses, as of December 31, 1999, the Company has negative net worth. Further, IR had a working capital deficit of approximately $383,000 at December 31, 1999. There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Since the acquisition of the Fox Group, the Company has been financed through loans from Murray Fox, President & CEO, for which the Company has issued promissory notes in the amount of $328,000.

Need for Additional Capital-Going Concern Qualification Expressed by Auditor.

     While the Company is looking for business other opportunities and/or technologies the ongoing expenses will be minimal. However, to grow, the Company will need to raise additional equity and/or debt financing. IR's independent certified public accountant has expressed this as a "going concern" qualification. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, IR may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the current state of its business, its limited personnel and other resources. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company. IR has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

Dependence on Management

     The possible success of the Company is expected to be largely dependent on the continued services of Murray Fox. Murray Fox, Anthony Conte and David Katz are expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers of IR. The loss of the services of Murray Fox would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on the life of Murray Fox, and has an employment agreement with Murray Fox.

Ability to Grow Dependent upon Acquisitions

     The Company expects to grow through acquiring other business opportunities and/or technologies. There is no assurance that the Company will be able to locate suitable business opportunities or technologies or that the Company will be able to acquire any business or technology that has been identified.

Absence of Public Market for Shares

     The Company's shares of Common Stock are registered with the U.S. Securities and Exchange Commission under the Act. There is no active public market for the shares of Common Stock and no assurance that one will develop.

Potential Sale of Restricted Shares

     Of its outstanding shares, the Company has issued 7,441,700 shares of common stock to persons affiliated with Fox Group pursuant to an exemption from registration provided by Rule 4(2) and Regulation D promulgated under Section 3(b) of the Act. These shares are "restricted securities". Rule 144 of the Act provides, in essence, that holders of restricted securities, for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free trading shares of Common Stock by "affiliates, control persons and/or underwriters" of IR, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of IR's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. The shareholders of the Fox Group who received shares, returned to the Company's treasury a total of 3,827,204 shares effective September 29, 1999, in accordance with the escrow agreement. Therefore now a total of 3,574,496 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on March 30, 2000. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company.

No  Dividends

     While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

No Cumulative  Voting

     The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

Control by  Present  Shareholders

     The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management.")

Possible  Adverse  Effect of Penny Stock  Regulations  on Liquidity of Common
  Stock in any  Secondary  Market

     In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CFR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 2.  Properties

     The Company's executive offices are located at 112 Main Street, Webster, MA 01570. It telephone number is (888)444-4762. The Company pays no rent for this space.

     The Company has signed a lease for 51,132 square feet of production and warehouse space located at 180 East Ninth Street in Bradley, IL. The lease with an initial term of 12 months calls for an annual rent approximating $72,000 including real estate taxes and insurance. The Company has the option to renew the lease at the end of the first year for a period of five years at higher lease rates.

Item 3.  Legal Proceedings.

     The Company and its President, Murray Fox, are party to a replevin legal proceeding brought by the County of Kankakee, Illinois, in the Circuit Court of the Twenty First Judicial Circuit Kankakee County, case number 99L166, to take possession of certain assets that were bought by a third party using monies loaned to the third party by Kankakee County. The defendants in addition to the Company and Murray Fox are MTAE, Inc., Stacey D. Smith, Kenneth Kirby, Robert Fischer, Gary Estepp, Innovative Recycling Corporation, I.R.C.C. of Bradley, L.L.C., Area Job Development Corp., and the State of Illinois Department of Commerce and Community Affairs The Company does not have possession of any of the assets that are the subject of this action.

     There are no other legal proceedings to which the Company is a party or to which any of its property is subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during fiscal year ending December 31, 1999.

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and
            Other Shareholder Matters

         (a) Market Information.

     The Company's common stock is traded on the National Quotation Bureau (NQB) Electronic Quotation Systems under the trading symbol IROC.

     The following table shows the high and low sales price for each quarter within the last two complete fiscal years as well as the subsequent interim quarters:


         Quarter Ended                 High                  Low
         --------------------        --------              -------

         March 31, 1997                  *                     *

         June 30, 1997                 2-3/4                 1/2

         September 30, 1997            1-1/8                 1-1/8

         December 31, 1997             1-1/8                 1-1/8



         March 31, 1998                18                    2-1/4

         June 30, 1998                 2-1/4                 2-1/4

         September 30, 1998            9                     2-1/4

         December 31, 1998             7-7/8                 6-3/4



         March 31, 1999                7-1/32                29/128

         June 30, 1999                 5                     1/4

         September 30, 1999            0.90                  0.875

         December 31, 1999             .090                  1.10


     (b) Holders.

     As of December 31, 1999, the Company had approximately 330 shareholders of record of its outstanding shares of Common Stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On March 29, 1999, 7,441,700 shares of common stock were issued to the shareholders of Fox Group Enterprises, Inc. in connection with the acquisition of Fox Group by the Company.

     On March 29, 1999, the Company issued 1,062,230 shares of stock to fourteen
(14) individuals in consideration for work done on the merger. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since 1981, the Company has conducted no business operations except for organizational activities and looking for a merger partner. For the period from acquisition of Fox Group (March 29, 1999) through December 31, 1999, the Company had no income from operations and operating expenses aggregating $633,218. The Company is actively working to find suitable business opportunities and/or technologies. The Company is concentrating its efforts in the recycling and environmental business segments.

     The Company may have to raise additional funds from outside investors to fund the various business opportunities. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Even before an acquisition the Company expects that the cash on hand will not be sufficient to meet its operating needs for the next 12 months and will have to obtain further loans from stockholders. Accordingly, management expects that it will be necessary for IR to raise additional funds when IR is ready to make an acquisition or begin operations related to the I-ROCK Process patents.

     In addition, at least initially, the Company intends to operate out of an office provided by Murray Fox. Thus, it is not anticipated that IR will lease or purchase office space or computer equipment in the foreseeable future. IR may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

     At December 31, 1999, the Company had assets totaling $102,249 and accrued expenses of $89,467 attributable to accrued officer's salaries, accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $328,000 in cash in the form of loans from Murray Fox which are secured by promissory notes issued by the Company. Murray Fox is not obligated to advance further funds to the Company.

     IR's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result its lack of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to acquire a viable business or technology.

Net Operating Losses

     The Company has net operating loss of $633,218 during the period January 10, 1999 through December 31, 1999 and had a stockholders' deficiency of $315,218 at December 31, 1999.

Item 7.  Financial Statements and Supplementary Data

     Financial statements and supplementary data are included herein beginning with page F-1.

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

     The Board of Directors of the Company have appointed Holtz Rubenstein & Co, LLP ("HR") as auditors for the Company. Ralph S. Inocencio CPA, had been the outside accountant for the Company through March 29, 1999. During the year ended December 31, 1998 and the year ended December 31, 1999, there were no disagreements between IR and Ralph S. Inocencio or Holtz Rubenstein on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of HR, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons

Name and Age                                                           Position
-------------------------------------------------------------------------------
Murray Fox (76)............................. President, Chief Executive Officer,
                                             Chief Financial Officer, Director
Anthony Conte (46)...........................Vice President, Director
David C. Katz (59)...........................Secretary, Director


Murray J. Fox - Director, President and Chief Executive Officer

     Mr. Fox has been in the recycling business in excess of twenty years. He founded Recycling Enterprises, Inc., a glass recycler in the 1970's. Mr. Fox was also a co-founder of REI Distributors, Inc. in 1981 and became the largest glass recycler in the state of New Jersey. REI merged with Pure Tech International, Inc., a plastics recycler, in 1991. The newly combined business continued under the Pure Tech name and became one of the largest plastic recycler in the United States. In 1995 Pure Tech merged with Ozite Corporation and thus became a diversified manufacturer of plastic materials and products as well as continuing in the recycling field. Mr. Fox remained a director and officer of the newly named PureTec Corporation until it was sold and privatized in 1998.

Anthony Conte - Director and Vice President

     Mr. Conte was President of Pure Tech Plastics from 1992-1998 and in that capacity was responsible for all facets of the business. This included 5 PET recycling facilities in the Northeast as well as the building of several plants in the Far East that were licensed from Pure Tech. From 1989 to 1991, Mr. Conte worked as an independent consultant to Pure Tech International. From 1977 to 1988, Mr. Conte founded and was COO of Alcon Enterprises, an independent supplier of services and part to the food and beverage industries. Mr. Conte is currently Chairman of Ecoboard Holdings, Inc.

David Katz, Director and Secretary

     Mr. Katz served the President and COO of PureTec Corporation from 1988-1998 when the company was sold to a private buyer. Prior to joining PureTec he was a consultant to the food and beverage packing industry. From 1982-1987 he was Vice President and Director of Operations for Taylor Wine Company, a subsidiary of The Coca-Cola Company. Prior to that he was US Director of Packaging for the Coca-Cola Company in Atlanta, Georgia and was responsible for coordinating the introduction of PET bottles to the U.S. soft drink industry.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Murray Fox, Anthony Conte and David Katz will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

     Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Item 10. Compliance with Section 16(a) of the Exchange Act

     Murray Fox , Anthony Conte, and David Katz did not file Forms 3 at the time the Company's Form 10-SB was declared effective.

Item 11. Executive Compensation:

     The Company, in consideration for various services performed for the Company, has signed an employment agreement with Murray Fox. Murray Fox is to receive annual compensation in the amount of $100,000 per year. However, at present no cash payments are being made to Murray Fox and the salary due is being accrued on the books of the Company. Except for the above described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as IR commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company. No compensation has been paid to executives for the last 3 years.

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

     There were no stock appreciation rights granted, nor were any stock options granted, to any of the above named officers in the fiscal year ended December 31, 1999. Murray Fox has the right to receive 50,000 options under the terms of his employment contract.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

   (a) Security ownership of certain beneficial owners;

                                  (2)                         (3)
     (1)                          Name and Address of         Amount and Nature of      (4)
     Title of Class               Beneficial Owner            Beneficial Owner          Percent of Class
     ---------------------------- --------------------------- ------------------------- -----------------
     Common Stock, par value      Murray Fox (1)(2)(3)
     $0.001                       112 Main Street             1,625,360                 32.29%
                                  Webster, MA 01570

                                  Anthony Conte (1)(2)(3)
                                  9 Suncrest Drive            645,009                   12.82%
                                  Dix Hills, NY 11746

                                  David Katz (1)(2)(3)
                                  54 Tarn Drive               302,940                   6.02%
                                  Morris Plains, NJ 07950



(b) Security ownership of management


                                  (2)                         (3)
     (1)                          Name and Address of         Amount and Nature of      (4)
     Title of Class               Beneficial Owner            Beneficial Owner          Percent of Class
     ---------------------------- --------------------------- ------------------------- -----------------
     Common Stock, par value      Murray Fox
     $0.001                       112 Main Street             1,625,360                 32.29%
                                  Webster, MA 01570

                                  Anthony Conte
                                  9 Suncrest Drive            645,009                   12.82%
                                  Dix Hills, NY 11746

                                  David Katz
                                  54 Tarn Drive               302,940                   6.02%
                                  Morris Plains, NJ 07950

     Total                                                    2,573,309                 51.13%
     ---------------------------- --------------------------- ------------------------- -----------------


(1) Based upon 5,033,128 shares of the Company's Common Stock issued and outstanding as of December 31, 1999.

(2) Executive officer of the Company.

(3) Member of the Board of Directors of the Company.

(4) Based upon 5,033,128 shares of the Company's Common Stock issued and outstanding as of December 31, 1999.

Item 7.  Certain Relationships and Related Transactions:

     Escrow Agreement-As part of the merger with Fox Group the shareholders of Fox Group signed an Escrow Agreement with Reva Enterprises, Inc. and John B. Lowy, P. C.who are shareholders of the Company which called for the former Fox Group shareholders to return on pro-rata basis 750,000 shares of common stock that was issued to them at the time of the merger if certain tangible net worth levels were not met. The Company did not achieve the required tangible net worth and in accordance with the escrow agreement the 750,000 escrow shares were released to Reva Enterprises effective September 29, 1999.

     Fox Group Enterprises Shareholder Agreement-The shareholders of Fox Group at the time of the acquisition signed an agreement that called for the return of 3,867,204 shares to the Company to be used for the acquisition of I-ROCK technology and/or company. Effective September 29, 1999, the shares covered by the escrow agreements (3,867,204 shares) were returned to the Company's treasury.

     Since the Company's acquisition of Fox Group in March 1999, it has received $328,000 in cash in the form of loans from Murray Fox which are represented by promissory notes issued by the Company. The promissory notes bear interest a 5.5% per annum, with a default interest rate of 18% per annum.

Item 15. Exhibits, Financial statement Schedules and Reports on Form 8-K

     No Forms 8-K were filed during the fiscal year ending December 31, 1999.

Item 16.     Index to Exhibits

3(i) Articles of Incorporation as of IR as amended and filed April 30, 1999 (incorporated by reference) from Registration Statement on Form 10-SB.

3(ii) Bylaws of IR (incorporated by reference) from Registration Statement on Form 10-SB.

10(i) Escrow Agreement with Reva and Downey (incorporated by reference) from Registration Statement on Form 10-SB.

10(ii) Fox Group Enterprises Stockholder Agreements (incorporated by reference) from Registration Statement on Form 10-SB.

10(iii)  1999 Stock Option Plan

                                   SIGNATURES


     Pursuant to the requirements off Section 13 or 15(d) of the Securities exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     IR OPERATING CORPORATION



                                                     By: /s/ Murray Fox
                                                     -------------------------
                                                     Murray Fox, President/CEO

Date: March 22, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                       Signature                 Title
--------------------------------------------------------------------------------

March 22, 2000             By:/s/ Murray Fox         President and Director
                           -----------------
                                  Murray Fox

March 22, 2000             By:/s/ Anthony Conte      Vice President and Director
                           --------------------
                                  Anthony Conte

March 22, 2000             By:/s/ David C. Katz      Secretary and Director
                           --------------------
                                  David C. Katz

                            IR OPERATING CORPORATION
                         (A Development Stage Company)
                     REPORT ON AUDIT OF FINANCIAL STATEMENTS
          PERIOD JANUARY 10, 1999 (INCEPTION)THROUGH DECEMBER 31, 1999



                          INDEX TO FINANCIAL STATEMENTS



Page

F-2                               Independent auditors' report

F-3                               Balance sheet

F-4                               Statement of operations

F-5                               Statement of stockholders' deficiency

F-6                               Statement of cash flows

F-7 - 11                          Notes to financial statements

                          Independent Auditors'
 Report






Board of Directors and Stockholders
IR Operating Corporation

     We have audited the accompanying balance sheet of IR Operating Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficiency and cash flows for the period January 10, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR Operating Corporation as of December 31, 1999, and the results of its operations and its cash flows for the period January 10, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that IR Operating Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, IR Operating Corporation has suffered a loss in the current period and has negative working capital. These factors raise substantial doubt regarding its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.




                                                  HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
March 2, 2000

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEET
                                DECEMBER 31, 1999





ASSETS

 CURRENT ASSETS:
  Cash                                                   $     4,551
  Prepaid expenses                                            30,057
                                                           -----------
     Total current assets                                     34,608

                                                           -----------
 PATENTS (Note 3)                                             67,641
                                                           -----------
                                                         $   102,249
                                                           ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                 $    89,467
   Loan payable - stockholder(Note 4)                        328,000
                                                           -----------
    Total current liabilities                                417,467

COMMITMENT (Note 8)

STOCKHOLDERS' DEFICIENCY: (Note 6)
 Common stock, par value $.001 per share;
  authorized 50,000,000 shares, issued and
  outstanding 5,033,128 shares                                5,033
 Preferred stock, par value $.001;authorized
  5,000,000 shares; 0 issued and outstanding                      -
 Additional paid-in capital                                 312,967
 Deficit accumulated during the development stage          (633,218)
                                                          -----------
                                                           (315,218)
                                                         -----------
                                                        $   102,249
                                                         ===========





                        See notes to financial statements

                            IR OPERATING CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
          PERIOD JANUARY 10, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999



EXPENSES: (Notes 4, 5, 7 and 8)

 Organization and merger costs                              $  347,905
 Loss on aborted acquisition                                   122,114
 General and administrative                                    154,349
 Interest expense                                                8,850
                                                            -----------

NET LOSS                                                    $ (633,218)
                                                            ===========

NET LOSS PER SHARE (Note 6)                                 $     (.13)
                                                            ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK OUTSTANDING                                           4,758,341
                                                            ===========




                        See notes to financial statements

                            IR OPERATING CORPORATION
                         (A Development Stage Company)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 (Notes 5 and 6)



                                                   Common Stock          Preferred Stock
                                                   50,000,000 Shares     5,000,000 Shares                    Deficit
                                   Common Stock    $.001 Par Value       $.001 Par Value                     Accumulated
                                   -------------------------------------------------------  Additional       During the
                                          Par                  Par                  Par      Paid-in         Development
                                 Shares   Value    Shares     Value      Shares    Value     Capital         Stage            Total
                                ---------------------------------------------------------------------------------------------------

BALANCE, January 10, 1999          -    $   -        -      $ -           -     $      -    $  -            $    -         $    -
Common stock issued for cash     1,000   300,000     -        -           -            -       -                 -          300,000

Common stock shares issued
for acquisition of Fox Group
Enterprises, Inc.               (1,000) (300,000)  7,838,102  7,838         -          -     292,162             -            -

Common stock issued to
 consultants                       -        -      1,062,230  1,062         -          -      16,938             -           18,000

Stock reversion                    -        -     (3,867,204)(3,867)        -          -       3,867             -            -

Net loss                           -        -        -        -             -          -         -            (633,218)    (633,218)
                                 ---------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999         -    $   -     5,033,128 $ 5,033         -   $      -    $312,967         $(633,218)   $(315,218)
                                 ===================================================================================================






                        See notes to financial statements

                            IR OPERATING CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
             JANUARY 10, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999





CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(633,218)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss incurred in merger transaction                             200,000
    Non-cash compensation                                            18,000
    Changes in operating assets and liabilities:
     (Increase) in assets:
       Prepaid expenses                                             (30,057)
      Increase in liabilities:
       Accounts payable and accrued
        expenses                                                     89,467
                                                                  ----------
    Net cash used in operating activities                          (355,808)
                                                                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash used in business acquisition                           (200,000)
   Acquisition of intangible assets                                 (67,641)
                                                                  ----------
    Net cash used in investing activities                          (267,641)
                                                                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - stockholder                         328,000
   Proceeds from issuance of common stock                           300,000
                                                                  ----------
    Net cash provided by financing activities                       628,000
                                                                  ----------
Net increase in cash and cash equivalents                             4,551

Cash and cash equivalents at beginning of period                          -
                                                                  ----------
Cash and cash equivalents at end of period                       $    4,551
                                                                  ==========

                        See notes to financial statements

                            IR OPERATING CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
         PERIOD JANUARY 10, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

1.   Nature of Operations:

     The Company has been in the development stage since inception. IR Operating Corporation's (the "Company") financial statements for the period ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $633,000 for the period January 10, 1999 (inception) through December 31, 1999. Management's plans regarding improving the results of future operations and liquidity include acquisitions and mergers. The Company has acquired certain patents for plastics technology and is currently developing plans to engage in plastics processing.

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

     c. Organization costs

     The Company expenses organization costs as incurred. Organization costs incurred in the period January 10, 1999 (inception) through December 31, 1999 approximated $130,000.

     d. Income taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 1999, the deferred tax assets relating to the Company's net operating loss carry forwards ($114,000) and organization costs ($139,000), were fully reserved.

     e. Comprehensive income (loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for the period.

3.   Patents:

     During 1999, the Company acquired the rights to certain patents for plastics technology for aggregate consideration approximating $68,000. The cost of these patents will be charged to operations over their estimated useful lives (15 years) commencing with the Company's start of operations.

4.   Loan Payable - Stockholder:

     As of December 31, 1999, the Company has borrowed an aggregate of $328,000 from an officer/stockholder. The loans are evidenced by promissory notes with interest accruing at the rate of 5.5% per annum. The entire amount must be repaid when the Company receives funding of $1,500,000.

     In the event of default, as defined, the unpaid principal balance shall, at the option of the holder, become immediately due, with the amount then due accruing interest at a rate of 18% per annum or the highest rate permitted by law, which ever is less.

5.   Merger Agreement:

     On March 29, 1999, Atlantic Medical Corporation ("Atlantic") acquired 100% of the issued and outstanding common stock of Fox Group Enterprises, Inc. ("Fox") making the Fox a wholly-owned subsidiary of Atlantic. Under the terms of the merger agreement, the holders of Fox were issued 7,441,700 shares of the Company's common stock. An additional 1,062,230 shares of common stock (valued at $18,000) were issued to consultants in connection with the transaction. The pre-merger shareholders of Atlantic were paid $200,000 by Fox.

     In connection with the non-attainment of certain conditions, effective September 29, 1999, the Fox holders returned 3,867,204 shares of common stock to the Company's treasury and an additional 750,000 shares reverted to the Atlantic shareholders.

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

     The excess of the consideration paid over the fair value of the net assets received was charged to operations in the period ended December 31, 1999.

     Prior to the closing of the merger agreement unanimous written consent was received of Atlantic's directors and a majority of Atlantic's shareholders approved Atlantic changing its name to "IR Operating Corporation".

6.   Stockholders' Equity:

     a. Capitalization

     Pursuant to an amendment of the Company's certificate of incorporation, the Company has authorized 50,000,000 shares, par value $0.001, of common stock. The common stock has one vote per share, with no cumulative voting. There are no pre-emptive rights, no conversion rights, no preferences, no redemption provision, no sinking fund provisions or any liability for further calls or assessments. There are no stated liquidation rights other than those that may exist under Delaware law.

     The Company has authorized 5,000,000 shares, par value $0.001 of preferred stock. Shares of preferred stock may be issued in such classes or series, and may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and qualifications, or restrictions thereof, shall be stated and expressed in the Articles of Incorporation or of any amendment thereto, or in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors pursuant to the authority which is expressly vested in it by the provisions thereof.

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

     Contingently issuable and issued shares are excluded from the weighted average number of shares outstanding until all necessary conditions have been satisfied at the end of the reporting period. The 3,867,204 shares subject to reversion to the Company (Note 5) were excluded from the EPS computation for the period January 10, 1999 (inception) through December 31, 1999.

     Basic and diluted loss per share amounts were equivalent for the period.

     c. Stock option plan

     The Company has adopted a non-qualified option plan ("the 1999 Plan" covering 3,000,000 shares of common stock of the company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. As of December 31, 1999, no options have been granted under the 1999 Plan.

7.   Loss on Aborted Acquisition:

     During the period January 10, 1999 (inception) through December 31, 1999, the Company incurred charges to operations of approximately $122,000 relating to an aborted acquisition of assets.

8.   Commitments:

     a. Employment agreement

     In April 1999 the Company entered into a five year employment agreement with an officer which provides for a minimum annual salary of $100,000. The officer is also entitled to options to acquire 50,000 shares of the Company's stock at an exercise price to be determined by the Board.

     b. Consulting agreement

     The Company is party to a five year agreement with an outside consultant which becomes effective upon the Company's commencement of operations. The agreement provides for minimum annual compensation of $100,000 in the first year, with annual 10% increases thereafter. Additional increases will be earned in the event the Company meets certain operating thresholds. In the event the Company generates annual revenues from the its plastic processing technology, in excess of $1 million, the consultant shall be granted options to acquire 10,000 shares of common stock at an exercise price equal to the current market value.

     In consideration for a covenant not to compete with the Company, the consultant will be entitled to receive 25,000 shares of common stock upon the Company's commencement of operations.

     c. Litigation

     The Company is involved in various lawsuits and other matters incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the financial position of the Company.

8.   Commitments:

     d. Lease agreement

     On March 1, 2000, the Company entered into a lease agreement for an operating facility. The agreement, with an initial term of twelve months, provides for an annual rent, including real estate taxes and insurance, approximating $72,000, payable in monthly installments.

9.   License Agreement:

     The Company entered into an agreement to license its patented technology to a third party. The Company is entitled to future compensation in the form of license payments, commencing when the licensee reaches certain performance levels, and royalty payments based on sales volume. The Company will provide technical support for which it will be compensated for its direct costs.

10.  Supplemental Information - Statement of Cash Flows:

     No cash payments for interest or income taxes were made during the period January 10, 1999 (inception) through December 31, 1999.

                                 EXHIBIT INDEX

Exhibit No     Description                                 Page

10(iii)        1999 Stock Option Plan                         2