Form 10QSB
period 2000-03-31
IR OPERATING CORP
filed 2000-05-11
CIK 1093371

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2000
                             Commission File Number
                                     1-15261

                            IR OPERATING CORPORATION
        (Exact name of small business issuer as specified in its Charter)

     Delaware                                          11-2165149
     (State or other jurisdiction                 (IRS employer
     of Incorporation)                            identification number)

                                 112 Main Street
                                Webster, MA 01570
                                  (888)444-4762
                    (Address including zip code and telephone
                     number, of principal executive offices)

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                      No
                       ---------                  --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Date: May 5, 2000 Class: Common Stock, par value $.01 per share
                          Shares Outstanding: 5,169,428

                            IR OPERATING CORPORATION

                                   FORM 10-QSB
                                      INDEX

        Description                                                        Page

Part I- Financial Information

Item 1. Consolidated Financial Statements

        Balance Sheets-March 31, 2000 and December 31, 1999.............     3

        Statements of Operations-Three months ended March 31, 2000,
        Period January 10, 1999 (inception) through March 31, 2000,
        and cumulative during development stage.........................     4

        Statements of Cash Flows three months ended March 31, 2000 and period January 10, 1999 (inception) through March 31, 2000
        And cumulative through development stage........................     5

        Notes to Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................      8

Part II-Other Information

Item 6. Changes in Securities and Proceeds..............................     8

                            IR OPERATING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (A Development Stage Company)


   ASSETS                                          March 31, 2000               December 31, 1999
                                                     (Unaudited)                    (Audited)
                                                   --------------               ------------------

CURRENT ASSETS
 Cash and cash equivalents                              $151,382                        $   4,551
 Prepaid expenses and other current assets                42,057                           30,057
                                                   --------------               ------------------
   Total Current Assets                                  193,439                           34,608

PROPERTY AND EQUIPMENT, NET

OTHER ASSETS
 Patents and Trademarks                                   68,007                           67,641
                                                   --------------               ------------------
   Total Assets                                         $261,446                         $102,249
                                                   ==============               ==================


   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                       $109,361                         $ 89,467
 Loan Payable Shareholders                               360,000                          328,000
                                                   --------------               ------------------
   Total Current Liabilities                            $469,361                         $417,467

SHAREHOLDERS' DEFICIENCY
 Common stock, $.01 par value; 50,000,000
   shares authorized; issued and
   Outstanding: 5,033,128 Shares                                                            5,033
   Outstanding: 5,169,428 Shares                           5,169
 Convertible preferred stock, $.01 par value;
   1,000,000 shares; authorized; issued
   and outstanding: None Issued
 Additional paid-in capital                              462,761                          312,967
 Deficit accumulated during the
   development stage                                    (675,845)                        (633,218)
                                                   --------------               ------------------
   Total Shareholders' Deficiency                       (207,915)                        (315,218)
                                                   --------------               ------------------
   Total Liabilities and Shareholders' Deficiency       $261,446                         $102,249
                                                   ==============               ==================


See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)


                                       Three months ended    Period January 10,1999    Cumulatie During
                                         March 31, 2000       (Inception) Through      Development stage
                                          (Unaudited)            March 31, 1999           (Unaudited)
                                       ------------------    ----------------------    -----------------

Net Sales                                 $            0        $             0           $          0

Cost of Sales                                          0                      0                      0
                                       ------------------    ----------------------    -----------------
Gross Profit                                           0                      0                      0

EXPENSES:
  General and Administrative                      38,117                     76                192,466
  Organization and merger costs                                         288,000                347,905
  Loss on aborted acquisition                                           103,586                122,114
  Interest Expense                                 4,511                                        13,361
                                       ------------------    ----------------------    -----------------

Net Loss                                  $      (42,628)       $      (391,932)          $   (675,846)
                                       ==================    ======================    =================
Loss per common share
  Basic and Diluted                       $         (.01)       $         (0.10)          $      (0.14)
                                       ==================    ======================    =================
Shares used in computing loss
  per common share                             5,065,552              3,826,548              4,820,883
                                       ==================    ======================    =================


See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (A Development Stage Company)

                                                Three  months ended     Period January 10     Cumulative
                                                  March 31, 2000        1999 (Inception)      During
                                                   (Unaudited)          Through               Development
                                                                        March 31, 1999        Stage
                                                                                              (Unaudited)
                                                -------------------     -----------------     ------------

OPERATING ACTIVITIES
Net Loss                                        $         (42,628)      $      (391,932)      $  (675,846)
Adjustments to reconcile net loss to net
  cash used in operating activities
 Depreciation and amortization
 Loss incurred in merger transaction                            0               200,000           200,000
 Non-cash compensation                                          0                18,000             18000
 Changes in operating assets and liabilities
  Prepaid expenses and other current assets               (12,000)                                (42,057)
  Accounts payable                                         19,894                   932           109,361

                                                -------------------     -----------------     ------------
  Net Cash Used in Operating Activities                   (34,734)             (173,000)         (390,542)

INVESTING ACTIVITIES
 Net cash used in business acquistion                           0              (200,000)         (200,000)
 Acquisition of intangible                                   (365)                                (68,006)
                                                -------------------     -----------------     ------------
  Net Cash Used in Investing Activities                      (365)             (200,000)         (268,006)
                                                -------------------     -----------------     ------------
FINANCING ACTIVITIES
 Proceeds from loan payable stockholder                    32,000                73,000           360,000
 Proceeds from issuance of common stock                   149,930               300,000           449,930
                                                -------------------     -----------------     ------------
  Net Cash Provided by Financing Activities               181,930               373,000           809,930
                                                -------------------     -----------------     ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                         146,831                     0           151,382

CASH AND CASH EQUIVALENTS
 AT THE  BEGINNING OF
 THE PERIOD                                                 4,551                     0                 0
                                                -------------------     -----------------     ------------
CASH AND CASH EQUIVALENTS AT
 THE  END OF THE PERIOD                         $         151,382       $             0       $   151,382
                                                ===================     =================     ============


See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                          (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS PERIOD JANUARY 10, 1999
                                   (INCEPTION)
                             THROUGH MARCH 31, 2000


1.  Basis of Presentation

     The interim condensed consolidated financial statements furnished reflect all adjustments which aee, in the opinion of management, necessary to present a fair statement of the financial position, as of March 31, 2000, and the results of operations and statements of cash flows for the three month period ended March 31, 2000, the period January 10, 1999 (Inception) through March 31, 1999, and cumulative from inception to date. The balance sheet as of December 31, 1999, has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the period January 10, 1999, through December 31, 1999. The results of operations and cash flows for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.  Loan Payable - Stockholder:

     As of March 31, 2000, the Company has borrowed an aggregate of $360,000 from an officer/stockholder and his family. The loans are evidenced by promissory notes with interest accruing at the rate of 5.5% per annum. The entire amount must be repaid when the Company receives funding of $1,500,000.

     In the event of default, as defined, the unpaid principal balance shall, at the option of the holder, become immediately due, with the amount then due accruing interest at a rate of 18% per annum or the highest rate permitted by law, which ever is less.

3.       Stockholders' Deficiency:

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

     Contingently issuable and issued shares are excluded from the weighted average number of shares outstanding until all necessary conditions have been satisfied at the end of the reporting period. The 3,867,204 shares subject to reversion to the Company in connection with a business acquisition for all periods presented.

       Basic and diluted loss per share amounts were equivalent for the period.

       c.     Stock Issuances

     In March 2000 the Company issued 136,300 shares of its common stock to two parties for cash consideration of $149,930.

4.     Commitments:

       a.     Employment agreement

     In April 1999 the Company entered into a five year employment agreement with an officer which provides for a minimum annual salary of $100,000. The officer is also entitled to options to acquire 50,000 shares of the Company's stock at an exercise price to be determined by the Board.

       b.   Consulting agreement

     The Company is party to a five year agreement with an outside consultant which becomes effective April 5, 2000. The agreement provides for minimum annual compensation of $100,000 in the first year, with annual 10% increases thereafter. Additional increases will be earned in the event the Company meets certain operating thresholds. In the event the Company generates annual revenues from the its plastic processing technology, in excess of $1 million, the consultant shall be granted options to acquire 10,000 shares of common stock at an exercise price equal to the current market value.

     In consideration for a covenant not to compete with the Company, the consultant will be entitled to receive 25,000 shares of common stock upon the Company's commencement of operations.


5.  Supplemental Information - Statement of Cash Flows:

     No cash payments for interest or income taxes were made during the period January 10, 1999 (inception) through March 31, 2000.

                            IR OPERATING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED March 31, 2000


Capital Resources and Plan of Operations

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

     The Company's statement of cash flows for the three months ended March 31, 2000, reflects cash used in operations of $34,733, reflecting the net loss of $42,628. The statement also reflects cash provided from financing activities of $181,930, reflecting loans from stockholders ($36,999) and the proceeds from the isuance of common stock ($149,930).

Results of Operations

     The Company has generated no revenues to date. Operating expenses for the three months ended March 31, 2000, consisting of general and administrative expenses and interest, approximated $43,000. Expenses for the period ended March 31, 1999, approximated $392,000, including organization and merger costs of $288,000 and loss on an aborted acquisition of $104,000.


Part II-Other Information

Item 6.   Changes in Securities and Proceeds

     In March of 2000 the Company sold shares of its common stock to two entities. There were a total of 136,300 shares of common stock sold at a price of $1.10 per share for a total aggregate price of $149,930. These Securities were sold pursuant to Section 4(2) of the Securities Act of 1933 for private placements.


Item 7.  Exhibits and Reports on Form 8-K

     (a) Exhibits. Exhibits required by Item 601 of Regulation SB and required hereunder, as filed with the Securities and Exchange Commission on Form 10-SB on August 26, 1999, Form 10Q-SB on November 12, 1999 and on Form 10K-SB filed on March 27, 2000, are incorporated herein by reference.

          Number         Exhibit
          ------         ----------------
            27           Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IR OPERATING CORPORATION



Dated: May 9, 2000                      By:/s/ Murray Fox
                                        ----------------------------
                                               Murray Fox
                                               Chief Executive Officer and
                                               Chief Financial Officer