Form 10QSB/A
period 2000-03-31
IR OPERATING CORP
filed 2000-05-15
CIK 1093371

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB
                                 Amendment No. 1


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

                                  FORM 10-QSB/A
                                      INDEX

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
 Convertible preferred stock, $.01 par value;
   5,000,000 shares; authorized; issued
   and outstanding: None Issued
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

     Contingently issuable and issued shares are excluded from the weighted average number of shares outstanding until all necessary conditions have been satisfied at the end of the reporting period. The 3,867,204 shares subject to reversion to the Company in connection with a business acquisition were excluded for all periods presented.

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

     The Company's statement of cash flows for the three months ended March 31, 2000, reflects cash used in operations of $34,733, reflecting the net loss of $42,628. The statement also reflects cash provided from financing activities of $181,930, reflecting loans from stockholders ($32,000) and the proceeds from the isuance of common stock ($149,930).

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



                                        IR OPERATING CORPORATION



Dated: May 15, 2000                     By:/s/ Murray Fox
                                        ----------------------------
                                               Murray Fox
                                               Chief Executive Officer and
                                               Chief Financial Officer