Form 10QSB
period 2000-06-30
IR OPERATING CORP
filed 2000-08-11
CIK 1093371

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2000
                             Commission File Number
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

                 Yes X                  No
                 ----------             ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date: August 5, 2000 Class: Common Stock, par value $.01 per share
                            Shares Outstanding: 5,174,428

                            IR OPERATING CORPORATION

                                   FORM 10-QSB
                                      INDEX

Description                                                                Page

Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Balance Sheets-June 30, 2000 and December 31, 1999..............     3

         Statements of Operations-Six months ended June 30, 2000,
         Period January 10, 1999 (inception) through June 30, 1999, three months ended June 30, 2000 and 1999, and cumulative
         during development stage........................................     4

         Statements of Cash Flows six months ended June 30, 2000,
         and period January 10, 1999 (inception) through June 30, 1999
         and cumulative through development stage........................     5

         Notes to Consolidated Financial Statements......................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     8

Part II- Other Information

Item 6.  Changes in Securities and Proceeds..............................     9

Item 7.  Exhibits and Reports on Form 8-K................................     9

Signatures...............................................................     9

                            IR OPERATING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (A Development Stage Company)


                          ASSETS                           June 30, 2000        December 31, 1999
                                                            (Unaudited)            (Audited)
                                                           -------------        -----------------
CURRENT ASSETS
 Cash and cash equivalents                                 $     54,527         $       4,551
 Prepaid expenses and other current assets                       38,570                30,057
                                                           -------------        -----------------
  Total Current Assets                                           93,097                34,608

PROPERTY AND EQUIPMENT, net                                      43,083                     0

OTHER ASSETS
 Patents and Trademarks                                          68,194                67,641
                                                           -------------        -----------------
  Total Assets                                             $    204,374         $     102,249
                                                           =============        =================


      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                          $    160,347         $      89,467
 Loan Payable Shareholders                                      360,000               328,000
                                                           -------------        -----------------
  Total Current Liabilities                                     520,347               417,467
                                                           -------------        -----------------
SHAREHOLDERS' DEFICIENCY
 Common stock, $.001 par value; 50,000,000
  shares authorized; issued and
  Outstanding: 5,033,128 Shares                                                         5,033
  Outstanding: 5,174,428 Shares                                   5,174
 Convertible preferred stock, $.01 par value;
  5,000,000 shares; authorized; issued
  and outstanding: None Issued
 Additional paid-in capital                                     468,257               312,967
 Deficit accumulated during the
  development stage                                            (789,404)             (633,218)

  Total Shareholders' Deficiency                               (315,973)             (315,218)
                                                           -------------        -----------------
  Total Liabilities and Shareholders' Deficiency           $    204,374         $     102,249
                                                           =============        =================

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)



                                                                                                               Cumulative
                                                       Period January 10,         Three Months Ended             During
                                  Six months ended     1999 (Inception)              June 30                  Developmental
                                  June 30, 2000           Through                2000            1999            Stage
                                  (Unaudited)          June 30, 1999          (Unaudited)     (Unaudited)      (Unaudited)
                                  ----------------     ------------------     -----------     -----------     -------------
Net Sales                         $           0        $             0        $        0      $        0      $          0

Cost of Sales                                 0                      0                 0               0                 0
                                  ----------------     ------------------     -----------     -----------     -------------

Gross Profit                                  0                      0                 0               0                 0

EXPENSES:
 General and Administrative             146,689                  1,121           108,572           1,045           301,038
 Organization and merger costs                                 344,534                            56,534           347,905
 Loss on aborted acquisition                                   122,114                            18,258           122,114
 Interest Expense                         9,497                                    4,986                            18,347
                                  ----------------     ------------------     -----------     -----------     -------------
Net Loss                          $    (156,186)            $ (467,769)       $ (113,558)     $  (75,837)     $   (789,404)
                                  ================     ==================     ===========     ===========     =============
Loss per common share
 Basic and Diluted                $        (.03)            $    (0.10)       $    (0.02)     $    (0.02)     $      (0.16)
                                  ================     ==================     ===========     ===========     =============
Shares used in computing loss
 per common share                     5,119,110              4,492,983         5,174,000       5,032,796         4,880,487
                                  ================     ==================     ===========     ===========     =============


See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (A Development Stage Company)

                                                                                                          Cumulative
                                                                            Period January 10,        During
                                                       Six  months ended    1999 (Inception)          Development
                                                       June 30, 2000        Through                   Stage
                                                       (Unaudited)          June 30, 1999             (Unaudited)
                                                       -----------------    ------------------        ------------
OPERATING ACTIVITIES
 Net Loss                                              $     (156,186)      $      (467,769)           $ (789,404)
 Adjustments to reconcile net loss to net
   cash used in operating activities
  Depreciation and amortization                                     0
  Loss incurred in merger transaction                               0               200,000               200,000
  Non-cash compensation                                             0                18,000                18,000
  Changes in operating assets and liabilities
   Prepaid expenses and other current assets                   (8,513)                                    (38,570)
   Accounts payable                                            70,880                                     160,347
                                                       ------------------   ------------------        ------------
  Net Cash Used in Operating Activities                       (93,819)             (249,769)             (449,626)
                                                       ------------------   ------------------        ------------
INVESTING ACTIVITIES
 Net cash used in business acquisition                              0              (200,000)             (200,000)
 Acquisition of intangible                                       (553)             ( 59,780)              (68,194)
 Purchase of Capital Assets                                   (43,083)                    0               (43,083)
                                                       ------------------   ------------------        ------------
 Net Cash Used in Investing Activities                        (43,636)             (259,780)             (311,277)
                                                       ------------------   ------------------        ------------
FINANCING ACTIVITIES
 Proceeds from loan payable stockholder                        32,000               218,000               360,000
 Proceeds from issuance of common stock                       155,431               300,000               455,430
                                                       ------------------   ------------------        ------------
 Net Cash Provided by Financing Activities                    187,431               518,000               815,430
                                                       ------------------   ------------------        ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                              49,976                 8,451                54,527

CASH AND CASH EQUIVALENTS
 AT THE  BEGINNING OF
 THE PERIOD                                                     4,551                     0                     0
                                                       ------------------   ------------------        ------------
CASH AND CASH EQUIVALENTS AT
 THE  END OF THE PERIOD                                $       54,527       $         8,451            $   54,527
                                                       ==================   ==================        ============

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                          (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS PERIODS JANUARY 10, 1999
                                   (INCEPTION)
                              THROUGH JUNE 30, 2000


1.  Basis of Presentation

     The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of June 30, 2000, and the results of operations and statements of cash flows for the six month period ended June 30, 2000, the period January 10, 1999 (Inception) through June 30, 1999, and cumulative from inception to date. The balance sheet as of December 31, 1999, has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the period January 10, 1999 (inception) through December 31, 1999. The results of operations and cash flows for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.  Loan Payable - Stockholder:

     As of June 30, 2000, the Company has borrowed an aggregate of $360,000 from an officer/stockholder and his family. The loans are evidenced by promissory notes with interest accruing at the rate of 5.5% per annum. The entire amount must be repaid when the Company receives funding of $1,500,000.

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

     Basic and diluted loss per share amounts were equivalent for all periods presneted.

    c. Stock Issuances

     During the six months ended June 30, 2000 the Company issued 141,300 shares of its common stock to one party for cash consideration of $155,430.

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


5.  Supplemental Information - Statement of Cash Flows:

     No cash payments for interest or income taxes were made during the period January 10, 1999 (inception) through June 30, 2000.

                            IR OPERATING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED June 30, 2000


Capital Resources and Plan of Operations

     During the quarter ended September 30, 1999, the Company acquired ownership of two patents through the acquisition of a debt owed by the former owner of the patents, and then foreclosing on the debt, for a process known as the I-ROCK Process. This process is a cold extrusion process for converting waste plastic into profile shapes that can be used for a variety of applications. The Company has signed a lease for an existing plant site which is located in Bradley, IL. The Company was able to negotiate favorable terms for leasing the plant site. The Company is currently negotiating with the State of Illinois and the County of Kankakee, IL, to lease the equipment, that is installed in the leased plant site and designed for the I-ROCK Process, which is owned by the state and the county. The Company believes that it will be able to negotiate a favorable lease for the equipment with both the state and the county. The Company is installing additional equipment at its plant site and plans to begin test runs beginning in late August 2000. It is expected that the Company will not generate any revenues until the fourth quarter of 2000. The Company is trying to raise additional working capital to fund the starting up of operations but there can be no assurance that it will be able to obtain the necessary working capital. Other than these activities the Company generally has been inactive. The Company is seeking to acquire other suitable business opportunities or technologies within the recycling field.

     The Company's statement of cash flows for the six months ended June 30, 2000, reflects cash used in operations of $93,819, reflecting the net loss of $156,186. The statement also reflects cash used in investing activities of $43,636, reflecting the purchase of capital assets of $43,083, and cash provided from financing activities of $187,431, reflecting loans from stockholders ($36,999) and the proceeds from the issuance of common stock ($155,431).


Results of Operations


     The Company has generated no revenues to date. Operating expenses for the six and three month periods ended June 30, 2000, consisting of general and administrative expenses and interest, totaled $156,186 and $113,558, respectively. Expenses for the period January 10, 1999, (inception) through June 30, 1999, totaled $467,769, including organization and merger costs of $288,000 and loss on an aborted acquisition of $104,000. Expenses for the three months ended June 30, 1999 totaled $75,837, including general and administrative expenses of $56, 534.

Part II-Other Information

Item 6.   Changes in Securities and Proceeds

     In April of 2000 the Company sold shares of its common stock to one entity. There was a total of 5,000 shares of common stock sold at a price of $1.10 per share for a total aggregate price of $5,500. These Securities were sold as a private placement pursuant to Section 4(2) of the Securities Act of 1933.



Item 7.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

     All exhibits required by Item 601 of Regulation SB and required hereunder, as filed with the Securities and Exchange Commission on Form 10-SB on August 26, 1999, Form 10Q-SB on November 12, 1999, Form 10Q-SB on May 14, 2000, Form 8-K on July 10, 2000 and Form 10K-SB filed on March 27, 2000, are incorporated herein by reference.

         Number            Exhibit
         ---------         ---------
           27              Financial Data Schedule








     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               IR OPERATING CORPORATION



Dated: August 11, 2000                         /s/Murray Fox
                                               ----------------------------
                                                  Murray Fox
                                                  Chief Executive officer and
                                                  Chief Financial Officer