Form 10QSB
period 2000-09-30
IR OPERATING CORP
filed 2000-11-13
CIK 1093371

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 2000
                             Commission File Number
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

                       Yes X             No
                      __________        __________

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date: November 5, 2000 Class: Common Stock, par value $.01 per share
                  Shares Outstanding: 5,174,428

                            IR OPERATING CORPORATION

                                   FORM 10-QSB
                                      INDEX

Description                                                                Page
                                                                           ____
Part I- Financial Information

  Item 1.  Consolidated Financial Statements

  Balance Sheets-September 30, 2000 and December 31, 1999................    3

  Statements of Operations-Nine months ended September 30, 2000,
  Period January 10, 1999 (inception) through September 30, 1999, three months ended September 30, 2000 and 1999, and cumulative
  during development stage...............................................    4

  Statements of Cash Flows nine months ended September 30, 2000, and period January 10, 1999 (inception) through September 30, 1999
  and cumulative through development stage...............................    5

  Notes to Consolidated Financial Statements.............................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    8

Part II-Other Information

  Item 7.  Exhibits and Reports on Form 8-K..............................    9

                            IR OPERATING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (A Development Stage Company)

      ASSETS                                          September 30, 2000        December 31, 1999
                                                         (Unaudited)               (Audited)
CURRENT ASSETS
   Cash and cash equivalents                          $      12,703             $       4,551
    Prepaid expenses and other current assets                38,572                    30,057
                                                      --------------            --------------

      Total Current Assets                                   51,274                    34,608

PROPERTY AND EQUIPMENT, net                                  86,111                         0

OTHER ASSETS
   Patents and Trademarks                                    68,319                    67,641
                                                      --------------            --------------

     Total Assets                                     $     205,704             $     102,249
                                                      ==============            ==============
      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                   $     190,414             $      89,467
   Loan Payable Shareholders                                410,000                   328,000
   Loan Payable Other                                         3,550                         0
                                                      --------------            --------------
      Total Current Liabilities                          $  603,964                   417,467

SHAREHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 50,000,000
       shares authorized; issued and
       Outstanding: 5,033,128 Shares                                                    5,033
       Outstanding: 5,174,428 Shares                          5,174
   Convertible preferred stock, $.01 par value;
      5,000,000 shares; authorized; issued
       and outstanding: None Issued
   Additional paid-in capital                               468,256                   312,967
   Deficit accumulated during the
       development stage                                   (871,691)                 (633,218)
                                                      --------------            --------------
      Total Shareholders' Deficiency                       (398,260)                 (315,218)
                                                      --------------            --------------
      Total Liabilities and Shareholders' Deficiency  $     205,704             $     102,249
                                                      ==============            ==============

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)

                                       Nine months ended      Period January 10,    Three Months     Three Months     Cumulative
                                       Ended                  1999(inception)       Ended            Ended            During
                                       September 30,          Through               September 30,    September 30,    Developmental
                                       2000                   September 30, 2000    2000             1999             Stage
                                       (Unaudited)            (Unaudited)           (Unaudited)      (Unaudited)      (Unaudited)
Net Sales                              $         0            $         0           $         0      $         0      $         0

Cost of Sales                                    0                      0                     0                0                0
                                       -----------------      ------------------    -------------    -------------    -------------
Gross Profit                                     0                      0                     0                0                0

EXPENSES:
     General and Administrative            233,911                 76,378                87,222           75,257          393,325
     Organization and merger costs               -                344,534                     -                -          347,905
     Loss on aborted acquisition                 -                122,114                     -                -          122,114
     Interest Expense                       14,562                      -                 5,065                -           18,347
                                       -----------------      ------------------    -------------    -------------    -------------
Net Loss from Operations                  (248,473)              (543,026)              (92,287)         (75,257)        (881,691)

Other Income                                10,000                      0                10,000                0           10,000

Net Loss                               $  (238,473)           $  (543,026)          $   (82,287)     $   (75,257)     $  (871,691)
                                       =================      ==================    =============    =============    =============
Loss per common share
   Basic and Diluted                   $     (0.05)           $     (0.12)          $     (0.02)     $     (0.02)     $     (0.18)
                                       =================      ==================    =============    =============    =============
Shares used in computing loss
     per common share                    5,156,593              4,492,983             5,174,096        4,492,983        4,923,364
                                       -----------------      ------------------    -------------    -------------    -------------

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (A Development Stage Company)

                                                 Nine  months ended     Period January 10      Cumulative
                                                 September 30, 2000     1999 (Inception)       During
                                                    (Unaudited)             Through            Development
                                                                        September 30, 1999     Stage
                                                                                               (Unaudited)
OPERATING ACTIVITIES
 Net Loss                                        $     (238,473)        $   (543,026)          $  (871,691)
 Adjustments to reconcile net loss to net
  cash used in operating activities
 Depreciation and amortization                                0
 Loss incurred in merger transaction                          0              200,000               200,000
 Non-cash compensation                                        0               18,000                18,000
 Changes in operating assets and liabilities
  Prepaid expenses and other current assets              (8,513)              14,327               (38,570)
  Accounts payable                                      100,947               27,500               190,414
                                                 ------------------     -----------------      ------------
 Net Cash Used in Operating Activities                  (146,040)           (311,855)             (501,847)

INVESTING ACTIVITIES
 Net cash used in business acquisition                         0            (200,000)             (200,000)
 Acquisition of intangible                                  (678)           ( 62,108)              (68,319)
 Purchase of Capital Assets                              (86,111)                  0               (86,111)
                                                 ------------------     -----------------      ------------
 Net Cash Used in Investing Activities                   (86,989)           (262,108)             (354,430)

FINANCING ACTIVITIES
 Proceeds from loan payable stockholder                   82,000             318,000               410,000
 Proceeds from issuance of common stock                  155,431             300,000               455,430
 Proceeds from Loan Other                                  3,550                                     3,550
                                                  ------------------     -----------------      ------------
 Net Cash Provided by Financing Activities               240,981             618,000               868,980
                                                  ------------------     -----------------      ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                          8,152              44,039                12,703

CASH AND CASH EQUIVALENTS
 AT THE  BEGINNING OF
  THE PERIOD                                               4,551                   0                     0
                                                  ------------------     -----------------      ------------
CASH AND CASH EQUIVALENTS AT
 THE  END OF THE PERIOD                           $       12,703         $    44,035            $   12,703
                                                  ==================     =================      ============

See Notes to Consolidated Financial Statements.

                            IR OPERATING CORPORATION
                          (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS PERIODS JANUARY 10, 1999
                                   (INCEPTION)
                           THROUGH SEPTEMBER 30, 2000


1.  Basis of Presentation

     The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of September 30, 2000, and the results of operations and statements of cash flows for the nine month period ended September 30, 2000, the period January 10, 1999 (Inception) through September 30, 1999, and cumulative from inception to date. The balance sheet as of December 31, 1999, has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the period January 10, 1999 (inception) through December 31, 1999. The results of operations and cash flows for the six month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.  Loan Payable - Stockholder:

     As of September 30, 2000, the Company has borrowed an aggregate of $410,000 from an officer/stockholder and his family. The loans are evidenced by promissory notes with interest accruing at the rate of 5.5% per annum. The entire amount must be repaid when the Company receives funding of $1,500,000.

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

    c. Stock Issuances

     During the nine months ended September 30, 2000 the Company issued 141,300 shares of its common stock to one party for cash consideration of $155,430.

4.  Commitments:

    a. Employment agreement

     In April 1999 the Company entered into a five year employment agreement with an officer which provides for a minimum annual salary of $100,000. The officer is also entitled to options to acquire 50,000 shares of the Company's stock at an exercise price to be determined by the Board.

    b. Consulting agreement

     The Company is party to a five year agreement with an outside consultant. Effective April 5, 2000 the agreement provides for minimum annual compensation of $100,000 in the first year, with annual 10% increases thereafter. Additional increases will be earned in the event the Company meets certain operating thresholds. In the event the Company generates annual revenues from the its plastic processing technology, in excess of $1 million, the consultant shall be granted options to acquire 10,000 shares of common stock at an exercise price equal to the current market value.

     In consideration for a covenant not to compete with the Company, the consultant will be entitled to receive 25,000 shares of common stock upon the Company's commencement of operations.

5.  Supplemental Information - Statement of Cash Flows:

     No cash payments for interest or income taxes were made during the period January 10, 1999 (inception) through September 30, 2000.





                            IR OPERATING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED September 30, 2000


Capital Resources and Plan of Operations

     During the quarter ended September 30, 1999, the Company acquired ownership of two patents through the acquisition of a debt owed by the former owner of the patents, and then foreclosing on the debt, for a process known as the I-ROCK Process. This process is a cold extrusion process for converting waste plastic into profile shapes that can be used for a variety of applications. The Company has signed a lease for an existing plant site which is located in Bradley, IL. The Company was able to negotiate favorable terms for leasing the plant site. The Company is currently negotiating with the State of Illinois and the County of Kankakee, IL, to lease the equipment that is installed in the leased plant site and designed for the I-ROCK Process, which is owned by the state and the county. The Company believes that it will be able to negotiate a favorable lease for the equipment with both the state and the county. The Company has installed additional equipment at its plant site and began test runs in late September 2000. It is expected that the Company will not generate any revenues until the first quarter of 2001. The Company is trying to raise additional working capital to fund the starting up of operations but there can be no assurance that it will be able to obtain the necessary working capital. Other than these activities the Company generally has been inactive. The Company is seeking to acquire other suitable business opportunities or technologies within the recycling field.

     The Company's statement of cash flows for the nine months ended September 30, 2000, reflects cash used in operations of $146,040, reflecting the net loss of $238,473. The statement also reflects cash used in investing activities of $86,989, reflecting the purchase of capital assets of $86,111, and cash provided from financing activities of $240,981, reflecting loans from stockholders ($82,000) and the proceeds from the issuance of common stock ($155,431).

Results of Operations

     The Company has generated no operating revenues to date. The Company has generated some other income in the amount of $ 10,000 from operating a portion of its plant to grind other materials for sale. Operating expenses for the nine and three month periods ended September 30, 2000, consisting of general and administrative expenses and interest, totaled $248,473 and $92,287, respectively. Expenses for the period January 10, 1999, (inception) through September 30, 1999, totaled $543,026, including organization and merger costs of 344,534 and loss on an aborted acquisition of $122,114. Expenses for the three months ended September 30, 1999 totaled $75,257, including general and administrative expenses.


Part II-Other Information

Item 7.  Exhibits and Reports on Form 8-K

     (a) Exhibits. All exhibits required by Item 601 of Regulation SB and required hereunder, as filed with the Securities and Exchange Commission on Form 10-SB on August 26, 1999, Form 10Q-SB on November 12, 1999, Form 10Q-SB on May 14, 2000, Form 8-K on July 10, 2000, Form 10Q-SB filed on August 11, 2000 and Form 10K-SB filed on March 27, 2000, are incorporated herein by reference.

     Number            Exhibit
     ---------         ---------
      27               Financial Data Schedule



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               IR OPERATING CORPORATION



Dated: November 13, 2000
                                                /s/Murray Fox
                                                ---------------------------
                                                   Murray Fox
                                                   Chief Executive Officer and
                                                   Chief Financial Officer