Form 10KSB
period 2000-12-31
DIGI LINK TECHNOLOGIES INC/NJ/
filed 2001-04-11
CIK 1093371

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal year ended December 31, 2000
                       Commission File Number   1-15261

                          DIGI LINK TECHNOLOGIES, INC.
                        (f/k/a IR Operating Corporation)



               DELAWARE                                    11-2165149
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                      75 LINCOLN HIGHWAY, ISELIN, NJ 08830
               (Address of principal executive offices) (Zip Code)


                                 (732) 906-9060
               (Registrants telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X__ No _____

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

                                Yes ___ No __X___

     The registrant's revenues for its most recent fiscal year were: $46,140.

     The number of shares outstanding of the registrant's class of common stock on March 12, 2001 was 105,391,782 shares.

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,026,839 as of March 12, 2001.

                      Documents Incorporated by Reference:
                              See Index to Exhibits

                          DIGI LINK TECHNOLOGIES, INC.
                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2000

                                TABLE OF CONTENTS

                                                                                              Page
                                     PART I
Item 1.       Description of Business                                                           3

Item 2.       Description of Properties                                                        25

Item 3.       Legal Proceeding                                                                 25

Item 4.       Submission of Matters to a Vote of Security Holders                              25

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                         25

Item 6.       Management's Discussion and Analysis or Plan of Operations                       27

Item 7.       Financial Statements                                                             31

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                             31

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons                    31

Item 10.      Executive Compensation                                                           33

Item 11.      Security Ownership of Certain Beneficial Owners and Management                   34

Item 12.      Certain Relationships and Related Transactions                                   35

Item 13.      Exhibits and Reports on Form 8-K                                                 36

Signatures                                                                                     40

Index to Financial Statements                                                                  F-1

Part I.

     As used in this From 10-KSB, the terms "we," "us," "our," or the Company, means Digi Link Technologies when the context otherwise requires, and the term "common stock" refers to our $.001 per value common stock. Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain words such as "intends", "anticipates," "expects," "hopes," "objectives", "planned", "future", "attainable", "opportunities", "growth" and "believes" and include statements regarding the Company's strategy, expansion efforts, efforts to obtain funding and equipment purchase commitments. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions readers that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers and inability to attract new subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-outs, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economic conditions and the risks discussed under "Business--Risk Factors" in this report.

Item 1.   Business.

   (a) Business Development

     The Company, formerly known as IR Operating Corporation, was originally named Atlantic Medical Corporation which was the surviving corporation of a Delaware statutory merger with Rusco Development Corporation, a New York corporation, in January 1972 and the surviving corporation of an acquisition of Fox Group, Inc., a Delaware corporation which took place on March 29, 1999. Although in the form of a merger, the Fox transaction was, in substance, an acquisition of Atlantic by Fox Group. After the merger with Fox Group Enterprises, Inc. the corporation was named I-ROCK Industries, Inc. In April 1999, the Company changed its name to IR Operating Corporation. On January 31, 2001, Digi Link Technologies, Inc. merged with IR Operating Corporation with IR Operating Corporation surviving; IR Operating Corporation then changed its name to Digi Link.

     After its acquisition of Fox Group Enterprises ("Fox Group"), the Company conducted minimal business operations except for organizational activities. Prior to the acquisition of Fox Group, the Company had been an inactive company. It had no material assets, no business, no sales or revenue. The Company was seeking a merger partner that could bring in substantial assets to the corporation. The Company acquired Fox Group, Inc. on March 29, 1999. Fox Group, Inc. at the time of the merger had signed letters of intent to acquire the technology, the patents and certain assets that were for producing plastic pallets and other plastic profile shapes, from recycled material, using a process known as the I-ROCK Process. On April 30, 1999, the Company allowed the letters of intent for the I-ROCK Process to expire because the technology would require additional development before it could be commercialized. The patents were subsequently acquired in September 1999, by the Company.

     On March 1, 2001, the Company signed a lease for an existing plant site, which was located in Bradley, IL. The Company thereafter negotiated with the State of Illinois and the County of Kankakee, IL, to lease the equipment that was installed in the leased plant site and designed for the I-ROCK Process, which was owned by the state and the county. The Company installed additional equipment at its plant site and began test runs in late September 2000. It was expected that the Company would not generate any revenues until the first quarter of 2001. The Company was unable to raise additional working capital to fund the start up of operations, and there was no assurance that it would be able to obtain the necessary working capital. Other than these activities, the Company generally was inactive.

     In December of 2000 the Company decided to cease its efforts in the recycling industry and merge with an ongoing private business engaged in the technology and communications field.

     On January 31, 2001 the Company merged under the laws of the State of Delaware with Digi Link Technologies, Inc., a Delaware Corporation, with the Company being the survivor (the "Merger"). The Company then changed its name to Digi Link Technologies, Inc. ("Digi Link"). The Merger was accomplished pursuant to the terms of an Agreement And Plan of Reorganization dated December 27, 2000 (the "Agreement"), by and between the Company and Digi Link. The terms of the Agreement reflected the arm's-length negotiations among the parties. Peter J. Jegou was named as a director of the Company immediately prior to the merger date. The officers and directors of the Company, except for Mr. Jegou, who resigned on January 31, 2001, who replaced Leonard Berg. Although in the form of a merger, the Digi Link transaction was, in substance, an acquisition of IR Operating Corporation by Digi Link Technologies, Inc.

     Pursuant to the terms of the Purchase Agreement, each share of Digi Link was exchanged for one share of the Company. There were approximately 98,462,500 shares of Digi Link issued and outstanding at the time of the Merger. There were approximately 5,217,428 shares of the Company issued and outstanding at the time of the Merger.

     On January 31, 2001, in consideration of Murray Fox's transferring to the company 825,000 shares of the Company's stock and Murray Fox's assumption of all liability relating to the recycling assets including but not limited to the plant and equipment leases, the Company transferred all of the recycling assets to Mr. Fox.

     Since the effective date of the Merger, January 31, 2001, the Company has engaged on a limited basis in the ownership, development, operation and management of 220 MHz analog Special Mobile Radio (SMR) wireless communications services.

   (b) Business of Issuer.

     Until January 31, 2001, The Company generally had been inactive. The Company had been previously seeking to acquire suitable business opportunities or technologies within the recycling field. During the quarter ended September 30, 1999, the Company acquired ownership of two patents through the acquisition of a debt owed by the former owner of the patents, and then foreclosing on the debt, for a process known as the I-ROCK Process. This process is a cold extrusion process for converting waste plastic into profile shapes that can be used for a variety of applications. The Company had signed a lease for an existing plant site which is located in Bradley, Illinois and the equipment that is installed in the leased plant site and designed for the I-ROCK Process, which is owned by the state and the county.

     After it acquired the patent rights for the I-ROCK Process, the Company has agreed to license the technology to a company in New Jersey. The New Jersey company was granted the right to manufacture products using the I-ROCK Process technology. The Company was to receive future compensation in the form of license payments, commencing when the licensee reaches certain performance levels, and royalty payments based on sales volume. The transaction was not consummated.

     On January 31, 2001, the Company merged with Digi Link Technologies, Inc. The Company was the surviving entity of the merger and changed its name to Digi Link Technologies, Inc. Shortly after the merger, the Company sold all of its assets relating to the recycling business to a former Director and Officer, Murray Fox in consideration for 825,000 shares of the Common Stock owned by Mr. Fox and Mr. Fox's acceptance of all debt associated with the recycling business. Mr. Fox did not participate in the Directors' vote to sell those assets.

     The original Digi Link Technologies, Inc. was a subsidiary of Greenleaf Technologies Corporation whose shares are quoted on the OTC Pink Sheets under the symbol GLFC, and was the surviving corporation and successor of the merger of Future Com South Florida, Inc. a Delaware corporation and Digi Link Technologies, Inc., formerly known as Dotcom.Com, a Delaware corporation. Digi Link was engaged in the development, operation and management of 220-222 MHz Specialized Mobile Radio (SMR) systems which provided analog wireless business communications services. Digi Link Technologies, Inc., at the time of the Merger had approximately one hundred (100) channels, which were comprised of constructed systems and licenses as well as unconstructed facilities with license authorizations. Following the Merger, Digi Link has continued to be a subsidiary of Greenleaf.

     The Company is currently engaged on a limited basis in the acquisition, development, ownership, operation and management of 220 MHz analog wireless communications services and a satellite license. The Company's current primary objective is to expand our existing coverage areas by purchasing select 220 MHz SMR licenses in synergistic geographic regions (which in many, if not most instances, will have minimal, if any, subscribers) ("Systems"), in exchange for our securities and, to a lesser extent, if available, for cash, and to engage in sales and marketing efforts to attract additional subscribers to, initially, certain of such Systems.

     In March, 2001 Digi Link completed its acquisition of the assets of Advanced Business Communications L.L.C. ("ABC") for shares of its restricted common stock, subject to FCC consent which upon filing of standard assignment applications is routinely expected.. The acquired assets included forty-eight
(48) 220 MHz SMR licenses, all associated infrastructure, including its network operations center ("NOC") and customer base, which includes such customers as Boston Coach, Boston Gas, Fidelity Investments, Transportation Logistics.

     Most systems constructed under these licenses have already been integrated into Digi Link's INTELLICOMM(R) network. We believe the network is the first and largest real-time, wide-area 220 MHz communications network in the world. It currently covers portions of ten (10) states and many of the transit corridors in between, from its NOC beneath the Prudential Center in Boston, MA. Because the network platform is frequency transparent and protocol agile, Digi Link can support the integration of new and legacy systems to provide the ability to operate between systems using different frequency bands and/or operating protocols that is transparent to those using them.

     In acquiring these licenses, Digi Link extended, subject to FCC consent, its authority to construct and to operate network systems throughout three of the six FCC regions making up the United States. These include EAG-1 (Northeast), EAG-2 (Mid-Atlantic) and EAG-4 (Great Lakes) regions. With this latest acquisition, Digi Link will be able to reach approximately one-third of the United States landmass and a population of approximately 130,000,000.

     Prior to this latest acquisition, Digi Link's assets, owned and or managed, included another twenty (20) Phase I and Phase II 220 MHz SMR licenses and/or authorizations and a nationwide, Ku-band satellite earth station license it can use to expand the INTELLICOMM(R) network and to provide additional enhanced service offerings. Some of these licenses/authorizations are under contract to be acquired, and/or assignment applications are pending before the FCC, which FCC consent is expected in routine fashion. Key locations across the U.S. currently include Albany (New York), New York City, Boston, Dallas, Chicago, Los Angeles, Jacksonville (Florida) and New Orleans, among others.

     Simultaneous with its acquisition of ABC, Digi Link secured third party financing which is projected to cover all costs associated with the maintenance and operation of both these newly acquired systems and those it already owned or operated. The financing was in the form of a cash payment payable monthly for equipment, rental of towers and maintenance of the system estimated to be between $50,000 to $70,000 per month. As consideration for the financing, the Company issued 2,800,000 shares of restricted common stock valued at one dollar ($1.00) per share.

     Digi Link plans to continue the expansion of its network coverage through its strategy of acquiring partners or via joint ventures with strategic SMR operators throughout the country. The Company will focus on providing coverage not merely in urban areas, but throughout rural corridors as well while simultaneously implementing a level of connectivity between the network and the critical data or resources its users may require without regard to the location of either. Ultimately, this will include access to corporate databases, e-mail, e-payment services, Internet data, location data, Automatic Vehicle Location
(AVL) and the public switched telephone network (PSTN).

     Digi Link believes its posture as a wireless carrier and systems integrator will allow it to provide network subscribers with cost-effective, flexible solutions to their communication and connectivity requirements in conjunction with other value-added services such as long distance, voice mail, billing, internet data transmission and remote meter reading.

     Management believes that its satellite license will allow Digi Link to offer a cost effective satellite and software technology enabling seamless communications throughout North and South America while providing long distance, voice mail, delivering Internet data transmission as well as other value added sources. We anticipate that with the satellite license, we will be able to offer services where local dial tone is not available or is not reasonably priced. In connection with the satellite license, Digi Link anticipates being able to offer its services at a cost below existing cellular and PCS. These lower costs could be developed into provisions for rural telephony services as well as other potential services to the mobile community. These services could also enable us to enter into a long distance reseller market and in turn offer competitive rates to a captive market segment. We also plan to attempt to extend the service into networking of utility company, law enforcement and emergency service frequencies, enabling wide area networks and making interagency communications and meter monitoring communications possible.

     Each of the systems under the Company's management is subject to a five (5) year management agreement for the 220 MHz SMR licensee pertaining to such system. Pursuant to such management agreements, we are responsible for the day-to-day operations of such systems, subject to the supervision of the license holders. This responsibility includes, among other things, developing and implementing a marketing program (see "Sales and Marketing"), arranging for the maintenance of the particular system and for the provision of repairs as may be necessary, arranging for the billing and collection of all fees and paying for all expenses. Billing and repairs are initially being effected as needed by us on a sub-contract basis with an unaffiliated third party with such services to later be performed "in-house". The agreements generally provide for a monthly management fee in a fixed amount of $800.00 (after costs, which, generally, include all reasonable operating costs directly related to the operation of the particular system), as well as a monthly equipment lease fee of approximately $800.00. The terms of each of the agreements provide that payment of such fees is deferred until the earlier of closing on the acquisition of the license and related assets, or termination of the agreement. As discussed below, the FCC has approved/consented to three (3) FCC license transfers to Digi Link El Paso, TX and New Orleans, LA. license assignments as of September 3, 2000. The others are pending before the FCC and are expected to be granted in routine fashion.

     Such agreements further provide, in summary, for cancellation (a) by either party in the event of the other party's failure to cure any breach or violation of the terms of the agreement within 90 days after the breaching party's written receipt thereof; (b) automatically upon approval/consent to assignment by the FCC of the license holder's license to us and the closing with us on the acquisition of such license and related assets; or (c) otherwise as mutually agreed to by the parties in writing. Any additional management agreements that we may later enter into, either in anticipation of acquiring select assets of such systems for itself, or in managing systems for others will be negotiated on a case by case basis as to terms and amount of payment and are expected to otherwise have generally comparable terms and conditions.

     Concurrent with the execution of such management agreements, we entered into asset purchase agreements to acquire certain assets comprising each of such systems (i.e., tower site equipment, 220 MHz SMR license, leasehold interest in tower site), valued at approximately $375,000 per system (based upon valuations currently being utilized by several 220 MHz owner/operators for like asset acquisitions comprising operating 220 MHz SMR systems with little or no subscriber base). The terms of such agreements generally provide for consideration via issuance of the Company's restricted common stock. There was no prior relationship between us or any of our affiliates and the owners of such licenses and assets. The closing of each of such agreements is subject to prior FCC approval of the assignment of the 220 MHz licenses pertaining to each particular system. While we anticipate the FCC will routinely consent/approve the transfer of all of such licenses, in view of the normal and customary nature of such transactions and the FCC haven't approved of six such license transfers in routine fashion, no assurances are given that the FCC will in fact approve all of such transfers. Should the FCC not approve the transfer of any of such licenses for whatever reason(s), we are of the view that this would not adversely effect our operations in view of the management agreements described above.

    1.  Physical Facilities - assets are to be acquired consisting  primarily of
        transmission    equipment,    tower    lease    and    220    MHz    FCC
        licenses/authorizations.

    2.  Employee Base - there is no employee base pertaining to any of such nine
        (9) systems.

    3.  Distribution System - no distribution systems are being acquired.

    4. Sales Force - no sales force is being acquired in any of the nine (9) acquisitions.

    5. Customer Base - eight (8) of the systems to be acquired do not have any customers. One system has minimal customers.

    6. Operation Rights - FCC licenses to be acquired in these transactions are subject to prior FCC consent/approval, which is routinely expected and which approval has not been denied with respect to any assignment applications previously field by the Company.

    7.  Production Techniques - none are being acquired.

    8.  Trade Names - none are being acquired.

     Like many of the competitors within the 220 MHz SMR industry who having concentrated their efforts initially on construction of 220 MHz SMR systems in advance of FCC construction deadlines, we have only recently commenced or are only now commencing marketing efforts to "load" the systems (see "Regulation"). We plan to soon commence efforts to obtain subscribers. The extent of our marketing efforts will be determined by the amount of funding we obtain, as to which no assurances are given. Further, no assurances can be given that our marketing efforts will otherwise prove successful.

     The FCC has approved the assignment of license applications to our predecessor, Future Com, for the El Paso, Charlotte, and New Orleans SMR licenses and the Starlink (Satellite) earth station. These assignments have been closed upon. The FCC has also approved applications for the assignment of the licenses to the entities from whom we acquired the licenses with respect to Charlotte and Raleigh, which will be closed once companion license applications to the Company.

     Once the foregoing assignments are closed, as to which the precise date cannot be predicted because of the recent merger of Future Com into Digi Link and of Digi Link into the Company, we may be required to file further assignment applications. As we believe the Merger does not represent any effective change in control in that Greenleaf was and is the controlling shareholder of both Future Com and Digi Link, we do not currently anticipate any significant obstacles to FCC consent/approval to either pro forma transfers, or assignments to us; however, there can be no assurance.

     Management believes that the aggregate fair market value for the nine systems and the Earth Station Satellite Licenses currently under management is approximately $5,000,000. The purchase price for each individual system was arrived at through arms-length negotiations. In determining the purchase price for each such system, considerations included the valuations currently being utilized by several 220 MHz SMR owners/operators for similar asset acquisitions comprising 220 MHz SMR systems with little or no subscriber base. Cost of the systems to the sellers was not considered to be a relevant factor in the determination of the purchase price of any such systems because such factor is not generally considered relevant by industry participants in effecting similar asset acquisitions.

     At the current time, only nominal subscriber fee revenues are being generated from systems under our control or being managed by us, and no other revenues are currently being generated from any other source. We are, therefore, materially dependent upon the proceeds of future private placements or other financings to commence meaningful marketing efforts and for working capital purposes. To the extent we may be successful in our marketing efforts, as to which no assurances are given, we believe we will derive revenues from our currently managed systems as well as those we may later own and/or manage in connection with the acquisition of select assets primarily from access and airtime charges for SMR system usage, sales and leasing of communication equipment, management fees and to a lesser extent, construction and other miscellaneous services.

     Notwithstanding any such revenues, we anticipate that we will incur losses and generate negative cash flow for at least the next twelve months following the termination of this offering regardless of the amount of proceeds which may be received.

     The extent of our marketing efforts will be materially dependent upon the amount of proceeds that may be received by us pursuant to investments into the Company, as to which no assurances are given. In the first few years of an SMR radio business there is normally a pre-tax loss while subscribers are added to the systems. After a break-even point, which management estimates to be in year 2005, the business is expected to grow rapidly into a significant revenue stream business with substantial cash flows from year 2006 and beyond. However, no assurances can be given as to the success of such marketing efforts, or the amount of or any sustained level of revenue/profit, regardless of the amount of proceeds, if any, which may be received by the Company as investments. Further, there can be no assurance whether we will successfully integrate selected assets that we may acquire, if any, into our then current operations, or of our systems' management capabilities.

     Management believes that due to advances in SMR technology and equipment, including the availability of value-added features (i.e., flat rate billing, the ability to communicate one-to-many, many-to-one, and one-to-one, as desired, public telephone interconnection service, roaming capability), together with the lower monthly subscriber costs generally associated with SMR usage as compared to cellular telephone and other wireless communications services, a broad spectrum of potential end-users may find our services advantageous and desirable and result in fee-based subscribership and their becoming long-term customers.

     Management believes it will derive revenues primarily from access and airtime charges for SMR system usage, sale, and leasing of communication equipment, management, and to a lesser extent, construction and other miscellaneous services. Although SMR operators can offer services to virtually any customer, we anticipate that our subscribers will be primarily businesses. We also believe that by expanding our geographic "footprint" within a region, our services will become more valuable to our subscribers and that, therefore, the assets we intend to purchase will become more valuable on a consolidated basis than they are individually. No assurances can be given that we are correct in our belief that others will find our services advantageous and desirable or that we will generate any meaningful fee based subscribership or sustained revenues.

Overview of SMR Industry

     Traditionally, the SMR industry has serviced businesses that required two-way radio communications with field personnel. Historically, SMR operators have not been able to provide mobile telephone service that is competitive with cellular service because of factors affecting SMR capacity and transmission and reception quality.

     Trunked radio technology has improved SMR analog service by allowing for more privacy, channel capacity, and spectrum efficiency. Interconnection to the Public Switched Telephone Network ("PSTN") and to other commercial trunked radio systems allows for the expansion of analog services by broadening coverage area and increasing the number of possible end users. The ability to transmit and store various forms of data has also been enhanced and has diversified the types of services these systems can provide.

     With such advances in technology and equipment, including mobile cellular-like hand-held phones, and changes in FCC regulations, we believe SMR providers can now offer the convenience of cellular-like telephones and data services in addition to the value of radio dispatch. Further, SMR is capable of offering features that cellular service does not. For example, services may be billed at a flat rate regardless of a vehicle's position within a geographic market or service area; SMR can also provide one-to-many, many-to-one and one-to-one communication, and the ability to effect conference calls with the touch of a button. These features provide an opportunity for potential customer cost savings.

     With the introduction of more sophisticated technology and the development of enhanced and diversified services, a broader spectrum of end users now exists, including but not limited to: services industry, construction, trucking industry, sales, health services, agriculture, utility companies, courier services, railways, airport authorities, bus companies, petroleum, government agencies, plumbing and electrical contractors, among other industries/user segments.

Industry Growth; Recent Developments

     The SMR industry has undergone significant changes in recent years due to the digitalization of the current 800 MHz communication infrastructure. This switch to digital underscores a fundamental shift in the business philosophy of the largest business analog communication providers, such as Nextel Communications, Inc., whose decision to provide digital SMR service to its current customer base has led to a substantial increase in monthly subscriber fees. This increase in the cost of monthly service is due in large part to the enormous expense associated with digitizing an existing communication infrastructure. These higher costs have frustrated the marketplace in many ways. One of those frustrations has been the higher costs without an increase in quality, as was supposed to be the case. One of the other benefits to the consumer was to have been improved voice transmission quality. Unfortunately, that has not been the case and, in fact, the opposite has occurred. The rush to digitize has left the business communication's industry with what we (see also "Competition") believe to be a niche opportunity; the desire on the part of many current as well as potential SMR users to continue to be offered low cost analog service with their choice of value-added features (i.e., flat rate billing, the ability to communicate one-to-many; many-to-one and one-to-one communication, public telephone interconnect service, roaming capability) as may be desired.

     While certain industry analysts, as reported by The Strategis Group (formerly MTA-EMCI), a well-recognized telecommunications industry research and analysis firm, believe that digital SMR systems will account for much of the new SMR industry growth during the next five years, such analysts also state their belief that the growth of new subscribers utilizing 220 MHz SMR analog radios will begin to offset the decline in 800 MHz SMR analog subscribers.

     The Strategis  Group, in its publication "The State of SMR & Digital Mobile
Radio: 1999" (the "Report") states that its analysis reveals that the SMR industry added approximately two hundred and ten thousand (210,000) digital subscribers and eighty thousand (80,000) analog subscribers in 1998. This growth is due to Nextel's digitization of the 800 MHz SMR band. In order to achieve this growth, Nextel is ceasing service to a large number of analog customers - making industry-wide analog growth negative. However, this trend is misleading because many analog operators are continuing to grow their subscriber base at a rate of 7%. The Report stated that many of these operators are capturing former Nextel customers who have been forced to relocate.

     Among the reasons cited for this limited growth rate was the lack of consolidation among the 220 MHz SMR service providers to take advantage of the current market niche opportunities made available by Nextel's switch to a new technology. According to the Report, if the analog capacity was available to accommodate those "displaced" subscribers, a significant number of such subscribers could be acquired.

Current and Planned Operations

     A typical 220 MHz analog SMR system such as we operate or plan to acquire consists of multiple channels, one or more centrally located, high-power base station transmitters, one or more antennas and other radio equipment. Each such system receives transmissions from a user's mobile radio and either routes such transmissions through the public telephone lines or retransmits the signals to other SMR radios. In addition, the system transmits communications from the public telephone lines to a user's mobile radio. As with our existing systems, the systems we intend to acquire will be "trunked" radio systems which maximize the number of users that can be supported. The efficiency of trunked systems generally increases as additional channels are added to the system. A multiple-channel trunked system automatically searches for an open channel for each transmission. The "search" capability allows more users to be served per radio channel, because the probability that all channels in a large system will be used at one time is lower than the probability that a single channel will be used. Once the system automatically assigns the user a channel, no other subscriber can access that channel or eavesdrop on the user's communications for the duration of that communication.

     A mobile user may initiate either mobile telephone calls or dispatch calls from their mobile equipment, depending on the equipment and service packages chosen. For telephone interconnect users, we provide service through the public switched telephone network ("PSTN"). This service is similar to cellular mobile telephone service in its ability to make or receive a call anywhere in the world while a subscriber is in his or her service area.

     On our SMR systems, we intend to offer the following services:

     Dispatch: Dispatch is a two-way wireless communication service for which the subscriber uses a small, uniquely coded radio receiver for business users who have a need to communicate between a central dispatch point and/or "in the field" personnel, but do not require access to the PSTN. Users can choose whether a message will be received by a group or only selected individuals.
Users of radio dispatch services typically include contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, or the central office, either on a one-to-one or one-to-many basis.

     Network Dispatch: Wide-area two-way dispatch radio service that offers an individual the ability to communicate to a work group or fleet using simple push-to-talk release-to-listen communications on multiple systems at the same time.

     Data: The ability to transmit and receive mobile or fixed data at speeds up to 9600 bps. This could be simple one or two-way text messaging or advanced AVL.

     The Company plans to offer flexible services packages and configurations customized to fit its subscribers' needs and location within the Company's planned geographic "footprint" including the systems that the Company currently owns and others which it may later acquire. For example, a basic service package might allow a subscriber to choose dispatch services, one-to-many, many-to-one, and one-to-one communications, as desired, dashboard mounted mobile radios an/or portable hand-held radios as well as access to one or more systems within the Company's "footprint". The typical coverage area for one of the Company's 220 MHz SMR systems is a radius of approximately thirty (30) to forty (40) miles from its base station transmitter, depending on the terrain. A subscriber will be able to choose access to those systems in and around its location that matches its business needs. Access to additional systems beyond the basic package may be obtained from the Company at additional cost and on a permanent or temporary basis. A subscriber is able to travel from system to system by manually switching between systems on the radio.

     While the radio and tower site equipment comprising the Systems that the Company plans to acquire are generally capable of providing public telephone interconnect service, the Company does not plan to offer such service as it causes excessive utilization of channel capacity which may result in busy signals for other users of the particular system.

Business Strategy

     Our current and near-term strategy with respect to the 220 MHz industry is to focus on the "basic user" segment of the SMR marketplace. We believe, based upon industry publications (See "Competition") that users of basic land mobile radio services are being left behind through the rush by many operators to digitize 800 MHz systems. As 800 MHz systems throughout the U.S. become "loaded" with subscribers, we believe customers will begin to "migrate" to 220 MHz systems during the next several years. Our current marketing plan calls for us to offer 220 MHz SMR basic services (i.e., dispatch and interconnected services) within the markets that we now or may later serve as an "off-load platform" for current dispatch users on 800 MHz systems, who may either be pressured to convert to digital mode (which means buying expensive new radios with higher monthly service charges) or be forced to tolerate the poor quality service which will result from operating in an analog mode on a digital system. Although traditional dispatch service has grown at a steady rate of approximately 140,000 subscribers per year, based upon published industry reports, continued growth in the dispatch market has been somewhat constrained by the limited availability of 800 MHz and 900 MHz frequencies in major markets. Moreover, the focus by 800 MHz and 900 MHz operators on wide-area digital systems are leading to higher costs for the traditional dispatch users remaining on such systems. The extent to which we may be successful in such strategy will depend upon whether we are correct in our beliefs, the extent to which there will be market acceptance of our products and services and the success of our sales and marketing efforts, of which no assurances are given.

     In order to increase revenues beyond that which may otherwise be derived from our current service areas, our current operational plan provides for us to expand our existing coverage area by purchasing select assets, including SMR licenses and related equipment, in metropolitan areas of the United States that provide a "strategic fit with our current and intended SMR operations. Asset acquisition candidates will generally have the following characteristics: (i) location in or adjacent to our "footprint" or geographical locations in which our systems provide coverage; (ii) potential ability to increase market share in our "footprint" or expand our "footprint" so as to provide for expanded coverage; and (iii) potential to enhance average revenues per subscriber enabling us to offer more comprehensive services. Any such asset acquisitions are anticipated to be made, if at all, with our securities and/or to a lesser extent, for cash if available.

     In this regard, we may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owner/operators, which may include 220 MHz SMR licenses. The FCC requires that the licensee of a 220 MHz SMR license must maintain "substantial and ultimate control" over the license itself. In the event we may desire to acquire an SMR license from a holder thereof and initially obtain an option to acquire such license rather than purchase such license outright, the license holder thereof may, in our sole discretion, and until such time as we may exercise such option, fail to cooperate with us concerning our intended usage thereof (i.e., such as to expand our networking or roaming capabilities). Our ability to expand our operations and provide for further geographical coverage to our systems' users could be adversely effected in instances where licenses may be acquired in this manner. There are no preliminary agreements or understandings between us and any other parties with respect to any of such matters.

     Management may seek to obtain outside independent professionals to assist in assessing the merits and risks of any proposed asset acquisitions as well as to consult in other areas such as marketing and sales, equipment considerations, etc. Management has not yet established the criteria that will be used to hire independent consultants regarding their experience, the services to be provided, the term of service, etc. Our officers and directors have not in the past utilized any particular consultants or advisors on a regular basis.

     We do not plan to pay any finders' fees or other compensation to officers, directors, promoters or their affiliates or associates from revenues or other funds, or by the issuance of securities.

Products and Services

     We intend to offer flexible SMR service packages and configurations customized to fit our subscribers' needs and location within our geographic "footprint" as it currently exists and may later develop. For example, a basic SMR package might allow a subscriber to choose dispatch, and/or public telephone interconnect services, one-to-many, many-to-one, and one-to-one communication, as desired, dashboard mounted mobile radios an/or portable handheld radios as well as access to one or more systems within our "footprint". The typical coverage area for one of our SMR systems is a radius of 30-50 miles from our base station transmitter, depending on the terrain. A subscriber is able to choose access to those systems in and around our location that matches their business needs. Access to additional systems beyond the basic package may be obtained from us at additional cost and on a permanent or temporary basis. A subscriber can travel from system to system by manually switching systems on the radio.

Sales and Marketing

     Our business strategy includes offering our SMR services as a cost-effective alternative to cellular mobile telephone service as SMR mobile dispatch service is generally more economical for high-volume mobile telephone users. Based upon industry sources, the approximate average monthly cost for 220 MHz SMR service per radio (after purchase or lease of radio) ranges from a low of approximately $15 per month to approximately $50 per month, depending upon the type of service provided (i.e., single tower site dispatch coverage, roaming amongst several tower sites, public telephone interconnect service and level of usage or some variation of the foregoing).

     The core service provided by SMR carriers is dispatch service. End user customers are individuals who need to communicate from the road but do not want to incur the huge expense of a cellular phone bill. SMR represents an inexpensive, but efficient, medium to communicate for individuals who don't require the features that digitalization of the current 800 MHz systems offer. Typically, these individuals work in industries where land transportation is a factor. These industries include farming, transportation, public safety, real estate, insurance and any business that requires radio communication with field personnel. In addition, potential customers include any individual who desires basic dispatch service and possibly interconnect services.

     Our current marketing plan provides for us to target our marketing efforts to businesses and individual users with regional vehicle travel patterns. In addition, we will focus on dispatch users with a need for mobile telephone service and companies using or considering private radio systems. Finally, we will target individuals who are potential high-use mobile telephone customers from both the business and mass consumer retail market. We plan to offer customized service packages to attract subscribers, including access to multiple SMR systems within our "footprint," various pricing alternatives, and customer conveniences such as consolidated invoices and billing for airtime charges.

     We plan to market our products and services through indirect sales and marketing efforts through dealers in all areas of the U.S. where our systems are located. Dealers typically sell radios for many different SMR service providers and do not typically represent such providers on an exclusive basis in any given market due to the competitive array of communications products available and their desire to service any and all customers. As is the case with virtually all other SMR operators, we do not plan to have any exclusive arrangements with any dealers. Typically, we will have minimal contact with a potential customer with whom a dealer may be in contact until such time as the dealer may close the transaction with such end user. At or about such time, the dealer will contact us to arrange for ID numbers for the customer and forwarding of the customer profile to us. After programming and installation of the customers' equipment, which is the responsibility of the dealer, service will be initiated with monthly billing from us to follow. Dealer agreements are expected to generally provide for a one-time commission of approximately seventy-five ($75) to one hundred fifty dollars ($150) per radio share sold, depending upon competitive and market variables. We believe, based upon management's knowledge of the SMR industry that our presently anticipated commission structure for dealers generally compares favorably to commission structures offered by other SMR service providers. Other SMR service providers may, in certain instances depending upon a particular market, offer a greater or lesser commission structure for a fixed time period in order to encourage dealer loading.

     We have not as of yet commenced any sales and marketing efforts.

Competition

     We are currently aware of three major owner/operators in the 220 MHz SMR industry, each of which we believe, based upon informal discussions with industry trade association personnel, have between 2,000 and 5,000 paid subscribers, and substantially greater financial and other resources than we have. These owner/operators currently concentrate their operations in regions of the U.S. other than where we presently plan to operate.

     No assurances are given that any of such 220 MHz SMR operators, or possibly others having significantly greater financial and other resources than us will not conduct operations and compete with us in areas in which we currently intend to or may later operate. Such competition could materially and adversely affect the results of our operations. We are otherwise aware of numerous individual "mom and pop" 220 MHz system operators which produce minimal, if any, revenues, and a substantially lesser number of operators who may have up to approximately 100 fee-paying subscribers on their systems in areas where we do not presently operate.

     The greater financial resources of cellular telephone, as well as 800 MHz service providers, currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900
MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technologies. While we believe, due to the increasing costs for such services compared to the relatively low cost of 220 MHz SMR service, that 220 MHz SMR service may be ideal for radio dispatch subscribers as well as other potential end-users, no assurances can be given that we are correct in our belief, or that we will successfully compete.

     Our SMR operations must also compete with cellular mobile telephone operators, other traditional SMR operators, and other wireless communication providers, many with substantially greater financial, management, and marketing resources than we.

     The key factors relevant to competition by an operator in the wireless communication industry are the size of coverage area; the pricing of each service; the quality of the communications (e.g., clarity, lack of interference); the reliability and availability of the service (e.g., waiting time for a "clear channel"; absence of busy signals, absence of transmission "disconnects" or failures; and the price to the subscriber.

     In the fast-paced world of mobile communications, the competitive landscape is constantly changing. The need for spectrum, depending on the backbone technology standard utilized, is however, the one apparent constant. With the arrival of new technologies and new applications, companies can expand their current services and provide new enhanced services. In spite of these developments, the communications needs of some customers will not change, while other customers will adapt their work styles to take advantage of these advancements.

     While no assurances are given, we believe that the communications requirements of dispatch users are not likely to change dramatically in the near future. Dispatch users essentially require low cost point-to-multipoint communications ability. Data applications, portability, and the ability to interconnect with the telephone system may appeal to some dispatch users, but not others. The availability of cellular-like enhanced SMR services in 800 MHz systems will appeal to some dispatch users, while alienating others. For these latter users, cellular-like SMR service is often viewed as less time-effective since users must dial a seven-digit number instead of pushing one button. In addition, cellular-like SMR service is significantly more expensive than traditional dispatch service. In summary, key issues for the dispatch industry include capacity, ease of use, capital costs, monthly fees, type of service, service area, and the ability to add new services as they become available.

Regulation

Historical Regulatory Overview of 800MHz, 900MHz and 220MHz SMR Service and Regulatory Trends.

     800 MHz. SMR is commonly perceived to encompass frequencies in the 800 MHz, 900 MHz and 220 MHz bands, although there are significant differences between each of these frequency bands. When the FCC created the SMR band service in 1974, it first allocated 30 MHz of spectrum in the 800 MHz frequency band for PLMRS use to accommodate future land mobile needs. Of that 30 MHz, 15 MHz were allocated for immediate use and 15 MHz were held in reserve. In 1980, in response to the demand for additional spectrum, the FCC released the additional 15 MHz from reserve, also for the 800 MHz band. These frequency allocations gave rise to what is commonly known as the "800 MHz SMR System."

     SMR operators in the 800 MHz frequency band have been in operation since 1977. A total of 280 channels in this frequency are allocated for SMR service. Although most of the major, and even mid-sized, 800 MHz SMR markets are experiencing a shortage of 800 MHz frequencies, the FCC has proposed to license the upper 200 channels allocated to 800 MHz SMR systems pursuant to an auction procedure. Under this proposal, three licenses will be issued for each of 172 Economic Areas defined by the Bureau of Economic Analysis, Department of Commerce. The FCC has proposed a different-sized channel block for each license consisting of 120 channels, 60 channels and 20 channels, respectively. Economic Area winners will have the right to relocate incumbents to the other suitable channels. The FCC also has proposed to auction the remaining 80 of the 280 total channels designated exclusively for 800 MHz use as well as 150 channels designated for General Category use (which includes 800 MHz SMR systems, among other systems). There currently is a freeze on new applications in the 800 MHz service pending auctions of these frequencies.

     900 MHz. To cope with the shortage of available frequencies in the 800 MHz band, in September 1986 the FCC allocated 200 additional channel pairs in the 900 MHz band specifically for SMR (additional allocations were made for other non-SMR private land mobile radio services). These "900 MHz Systems" are characterized by certain technical features which distinguish them from 800 MHz systems: (1) they have a bandwidth of 12.5 kHz vs. 25 kHz for 800 MHz frequencies and (2) the separation between the upper and lower channels in the frequency pair is different from the separation existing in 800 MHz systems. The FCC has recently completed an auction of 1,020 900 MHz licenses consisting of 20 licenses of 10 channels each in 51 Major Trading Areas (a regional sized area).

     220-222 MHz. In light of the continuing demand for frequencies for PLMRS in the early to mid-1980s, the FCC began looking at the development of communications technologies that would make more efficient use of the spectrum. One such technology was narrowband radio, so called because it employs roughly one-fifth the bandwidth of conventional land mobile systems. It was thought that the introduction of narrowband technology could practically reduce projected land mobile spectrum requirements by permitting more users in the same spectrum space.

     Although the FCC reallocated the 220 MHz band service for private and federal government land mobile use in 1988, it did not adopt service rules for the band until 1991. The 220 MHz channels currently have a bandwidth of 5 kHz, which are "narrow" when compared to the standard bandwidths of 25 kHz or even
12.5 kHz. The licensing of this band has proceeded in two phases. Under the Phase I allocation plan for 220 MHz, the FCC specified a total of 200 narrowband channels. Of these, 60 were set aside for nationwide systems and 140 channels for local use. Four nationwide five-channel licenses and 20 five-channel local trunked licenses were specified for commercial (SMR-type) use.

     Applications for Phase I licenses in the 220 MHz service were filed in 1991. Shortly thereafter, the FCC imposed a freeze on the filing of all new applications as well as all modifications to existing licenses. Following the lotteries for these applications, licenses were issued for local and nationwide licenses in early 1993. It remains to be seen, however, how many of the approximately 3,000 local licenses granted actually will be built; some estimates contemplate that only approximately 1,500-2,000 of the licenses issued in Phase I ultimately will be constructed.

     In 1995, the FCC proposed a licensing plan for "Phase II" 220 MHz licenses, pursuant to which licenses would be awarded in three categories: one nationwide area, 5 regional areas, and 172 Economic Areas (as defined by the Bureau of Economic Analysis, Department of Commerce and approximately 8 times the size of the typical Phase I license area). The FCC also proposed the following channel allocation for Phase II licenses:

     3 nationwide blocks of 10 channels each; and

     5 regional blocks of 10, 15, 10, 10, and 20 channels each; and

     8 Economic Area blocks consisting of 4 blocks of 10 channels each and 4 blocks of 5 channels each.

     Because the Phase II licenses would encompass some of the same area already licensed to Phase I licensees, Phase II licensees would be required to "protect" the Phase I license areas to some degree. Also consistent with the regulatory trend in each of the other SMR services, the FCC proposal contemplated that all Phase II licenses would be awarded pursuant to an auction licensing procedure. An auction of these Phase II licenses was held in 1998.

FCC Regulation of 220 MHz Systems

     The licensing, operation, and acquisition of SMR systems in the United States, including 220 MHz systems, is regulated by the FCC under the Communication Act of 1934, as amended (the "Communications Act") and pursuant to the FCC's rules and policies adopted thereunder. The FCC regulations governing SMR systems are highly technical and subject to change. Future changes in regulation or legislation affecting SMR service or the allocation by the FCC or Congress of additional spectrum for services that will compete with SN1M service could adversely affect our business. We believe our business is in material compliance with applicable FCC rules and regulations.

     The FCC is currently in the process of revising its rules specifically applicable to 220 MHz service as well as the rules governing service providers in SMR generally. The proposed rules would generally expand the permissible use of the 220 MHz frequencies (including, for example, the provision of paging and fixed services on a primary basis), and lift certain technical restrictions currently imposed on 220-222 MHz licenses (including, for example, the restriction on aggregating certain 5 kHz channels).

Classification of 220-222 MHz Operators as "Commercial Mobile Service"
Providers.

     The FCC has indicated that 220 MHz service operators may fall under either the commercial or the private mobile radio service category since each operator may provide service either on a "for-profit" or a "non-profit" basis and each 220 MHz system may be either interconnected to the landline telephone network or not interconnected. Since we will likely provide "for profit" service on an interconnected basis, ours should be classified as a Commercial Mobile Service Provider and therefore subject to the newly adopted regulations applicable to such service providers. In proposing an auction licensing procedure for Phase II 220 MHz authorizations, the FCC concluded that 220 MHz spectrum would be principally used by carriers to provide "for profit" services. This conclusion did not extend to whether the stations would be interconnected, however, so that there still is no overall classification of the 220 MHz service as a Commercial Mobile Service.

Current Operational and Technical Requirements Applicable to 220 MHz Systems.

     Currently, 220 MHz licenses are granted for five year terms, with licenses renewable for additional five year terms. The proposed rules would establish a ten year licensing term for all Phase I and Phase II 220 MHz licenses. Any 220 MHz license may be revoked for cause, although historically non-renewal and revocation have been rare for reasons other than failure to meet construction and loading requirements. As noted above, the construction deadline for all Phase I 220 MHz licensees building at their originally authorized locations was March 11, 1996; those 220 MHz licensees who filed (and received grants for) relocated sites were required to build at the relocated site by (or in some cases shortly after) August 15, 1996. To the extent that a 220 MHz system is not timely constructed and made operational (and an extension of time to construct has not been obtained from the FCC), the license will automatically cancel. Once constructed and operational, pursuant to Section 90.157(b) of the FCC's rules, the system cannot cease operations for more than ninety days without FCC approval, or the license cancels automatically. There are no loading requirements applicable to 220 MHz systems other than to have at least one paying subscriber. Currently, transmitters used in 220 MHz systems should be located 70 miles from all other 220 MHz transmitters using the same frequencies in order to protect against co-channel interference.

Filing Procedures Applicable to 220 MHz Systems.

     As earlier indicated, a freeze has been in place since 1991 on the filing of any new applications in the 220 MHz service as well as any modifications to existing licenses. The FCC adopted rules establishing procedures for Phase I 220 MHz licensees to file a one-time modification to relocate their authorized facilities. These rules permit moves up to 25 kilometers in some instances, although those licensees whose original licensed coordinates are located within a "Designated Filing Area" (essentially one of the top 50 metropolitan areas in the U.S.), are limited to a move up to a maximum of 8 kilometers. Those licensees who had obtained special temporary authority ("STA") for a move previous to the FCC's adoption of the rules were "grandfathered" in that those licensees were not subject to the distance limitations imposed by the FCC for relocations so long as the licensee certified that, as of January 26, 1996, it had either: (i) constructed its system and begun operations pursuant to the STA, or (ii) taken delivery of equipment. Although several petitions for reconsideration of the FCC's modification procedures are pending, all modifications filed pursuant to these new rules were due at the FCC on May 1, 1996.

     The freeze remains in effect for the filing of new applications for 220 MHz authorizaations. The FCC established procedures for filing and licensing new applications in this service pursuant to an auction procedure, which was carried out in 1998.

Ownership of 220 MHz Systems.

     The Communications Act restricts foreign investment in commercial mobile service operators. Specifically, foreign corporations may not own more than 20% of the licensee, or more than 25% of the parent of a licensee. The FCC has authority to waive the 25% limit if the public interest would be served. By their terms, these foreign ownership restrictions do not apply to private carriers; however, under the 1993 Budget Act, private carriers reclassified as commercial mobile service providers (including us) are subject to these limitations. In addition, wireline carriers have recently been permitted by the FCC to hold 220 MHz licenses.

     Prior FCC approval is required for (i) the assignment of any 220 MHz license or (ii) any transfer of control of a 220 MHz licensee. No such assignment or transfer of Phase I (non-auction-awarded authorization) will be approved prior to the completion of construction of a 220 MHz system and the initiation of service on the system. The FCC has determined that 220 MHz licensees will be deemed to have met the initiation of service requirement by satisfying either the "placed in operation" provisions of Section 90.155 of the FCC's rules (requiring that at least one associated mobile stations be placed in operation) or the "commencement of service" provisions of Section 90.167 of the FCC's Rules (requiring the provision of service to at least one party unaffiliated with, controlled by, or related to the providing carrier). A single licensee was generally prohibited from holding more than one 5-channel Phase I license in the same geographic area (the so-called "40 Mile Rule"). unless the systems are constructed and the licensee can make a demonstration that the additional channels are necessary to meet its communications needs. A single license is interpreted to include two licensees with substantial overlapping ownership. On November 19, 1996, the FCC issued a Public Notice in which it tentatively concluded that the 40 Mile Rule should be repealed. The FCC then eliminated the 40 Mile Rule.

     The FCC modified the guidelines applicable to management and other non-equity agreements affecting SMR systems, including 220 MHz systems, in determining whether the manager or other entity has assumed de facto control of the system. The criteria for determining "control" will be drawn from the precedent established for common carrier systems, and will include application of the following factors: (i) whether the licensee has unfettered use of all facilities and equipment; (ii) whether the licensee determines and carries out the policy decisions, including preparing and filing of applications with the FCC; (iii) whether the licensee is in charge of employment, supervision, and dismissal of personnel; (iv) whether the licensee is in charge of payment of financing obligations, including expenses arising out of operating; and (v) whether the licensee receives monies and profits from the operation of the facilities. The company is careful to avoid these indicia of license control where it is not the licensee, but only the manager. In addition, any manager of the operations of an SMR license shall be considered to have an attributable interest in such licensee for purposes of applying the spectrum cap limitations established in the FCC's rules, if such person has the authority to make decisions that significantly influence (i) the nature or types of service offered by such licensee, (ii) the terms upon which such services are offered; or (iii) the prices charged for such services. This latter attribution rule should have little impact on exclusively 220 MHz managers, however, since the amount of spectrum involved in these systems -- even when aggregated by 50 or more -- is well below spectrum cap limits established by the FCC.

State Regulations

     Currently state and local governments cannot regulate the rates of SMR operators. Such governments may, however, exercise general regulatory powers over all local businesses, health, safety, consumer protection and zoning regulations with respect to SMR systems. Currently, none of our 220 MHz SMR systems are subject to any special state or local regulatory rules or restrictions.

Regulation of Radio Towers

     The transmitters for 220 MHz SMR systems are often located on radio towers. These radio towers are regulated by the FCC and the Federal Aviation Administration ("FAA"), whose regulations concern geographic location, height, construction standards and tower maintenance. Failure to meet such regulations can result in penalties to the tower owner or operator. Currently, we do not own any radio towers and instead lease space on existing radio towers/building rooftops for the transmitters. The owners of such towers are responsible for compliance with the regulations. At or prior to such time as the FCC may approve the transfer of the 220 MHz licenses pertaining to those systems which are currently under our management, we will obtain appropriate liability insurance, the cost of which is nominal, to protect us from third-party claims with respect to our 220 MHz SMR transmitters located on radio towers owned by third-parties. Such insurance is currently maintained by the current FCC licenses.

Legislative Trends

     Until recently, SMR systems (and certain paging and microwave systems) were regulated exclusively as "private mobile radio carriers" and therefore, were subject to different (and generally less stringent) federal and state regulatory requirements than those applicable to "common carriers." "Common carriers," such as cellular carriers, generally are required to provide service under the same terms and conditions to any subscriber requesting service. Historically, common carriers have been subject to varying degrees of state regulations, including requirements to file tariffs and to obtain a state certification. The Communications Act specifically preempted state and local rate or entry regulation of SMR operators. As private carriers, SMR licensees and private carrier paging and microwave licenses did not file tariffs, could decline to serve certain subscribers, and could negotiate different prices for "like" services.

     These traditional regulatory distinctions were eliminated in the Omnibus Budget Reconciliation Act of 1993 (the "1993 Budget Act"), which amended the Communications Act to create a comprehensive framework for the regulation of all "mobile radio services." These amendments were adopted primarily to achieve regulatory parity by ensuring that equivalent mobile services were subject to the same regulatory requirements. As a result of this legislation, all mobile radio services were classified as "commercial mobile service" or "private mobile service." To be classified as a commercial mobile service, the service must be
(i) provided for profit, (ii) interconnected to the landline network, and (iii) available to the public or to classes of eligible users that effectively make it available to a substantial portion of the public.

     The 1993 Budget Act also included certain specific provisions applicable to commercial mobile services designed to ensure consistent regulatory treatment of similar services. Specifically, the legislation required that all commercial service providers would have certain rights to interconnect to the public switched public network. In addition, all state and local rate and entry and interconnection regulation of commercial mobile services was preempted as of August 8, 1995. Any state agency that had rate regulation in effect for a commercial mobile service provider as of June 1, 1993, was permitted (as of August 10, 1994) to petition the FCC to extend that authority. To date, the FCC has not granted any state petition on this issue.

Business Trends

     Until recently, the application deadline for construction of the 220 MHz systems was December 4, 1995. This deadline was significant in shaping both the construction, marketing and business plans of 220 MHz companies nationwide. Many of these companies adopted a philosophy of constructing as many sites as possible before the construction deadline with a view to then proceeding to the loading of the systems only after the construction deadline had passed.

     On January 26, 1996, the FCC extended the prior construction deadline to March 11, 1996 for systems being constructed at their originally authorized locations and until August 15, 1996 for systems granted authority to relocate their systems. These extensions had the effect of postponing the loading of systems.

     With this emphasis on construction rather than loading, operators have now had to focus on the characteristics of mobile and portable stations. The narrow width of the channels also has encouraged several operators to consolidate licenses over a metropolitan or regional area. Most 220 MHz operators will use a combination of single sideband ("SMR") techniques and filtering techniques to transmit over a narrow channel.

Employees

     As of the date hereof, we employ four persons. We believe that we will not necessarily have to significantly increase the number of our employees as we expand our business in view of the relatively small number of persons employed by competitors with larger subscriber bases than us. Our employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

Forward-Looking Statements

     A number of the matters and subject  areas  discussed in this Annual Report which are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (for example, construction, delivery, and real estate management services) that the Company is targeting for its SMR systems, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's systems deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to the system's performance, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the SMR system, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in Digi Link 's reports filed with the Commission.

Item 2. Description of Property

     Our principal executive offices are located in Iselin, New Jersey. Such facilities comprise approximately 2,000 square feet of office space and are subject to a month-to-month lease arrangement at $1,600 per month. These offices are adequate to meet our present needs and we do not anticipate any difficulty in securing additional office space for a direct sales office and, if needed, additional office facilities, at competitive rates on terms acceptable to us.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) Written consent of the holders of a majority interest of the Company's voting stock executed on December 27, 2000.

    (b) The following proposals were approved:

        1)Increase the number of the Company's authorized Common Shares from 50,000,000 to 200,000,000 shares.

        2)That the Company enter into a merger with Digi Link Technologies, Inc., with the Company to be the survivor.

        3)That the Company enter into an agreement to sell the recycling assets to the then current president of the Company.

        4)That the name of the Company be changed to Digi Link Technologies, Inc. upon the effective date of the merger.

     An information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 relating to the above items was filed on January 9, 2001.

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

    (a) Market Information.

     The Company's common stock is traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers under the trading symbol "DGLT." There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

     The following table shows the quarterly high and low prices for the Company's common stock of the OTC Bulleting Board during the years 1999 and 2000:



              Quarter Ended                  High      Low
              -------------------           ------    ------
              March 31, 1999                $7.031    $0.450
              June 30, 1999                 $5.000    $0.250
              September 30, 1999            $0.900    $0.875
              December 31, 1999             $1.000    $0.900

              March 31, 2000                $4.000    $1.100
              June 30, 2000                 $1.300    $0.250
              September 30, 2000            $1.000    $0.250
              December 31, 2000             $0.480    $0.105

     The source of this information is Bloomberg Quotation Services and broker dealers making a market in the Company's common stock. These prices reflect interdealer prices without retail markup, markdown or commission and may not represent actual transactions.

     The closing sales price of the Common Stock as reported on the OTC Bulletin Board on March 22, 2001 was $0.27.

  (b) Holders.

      As of March 23, 2001, the Company had approximately 384 shareholders of record of its outstanding shares of Common Stock.

  (c) Dividends.

      The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On March 29, 1999, 7,441,700 shares of restricted common stock were issued to the shareholders of Fox Group Enterprises, Inc. in connection with the acquisition of Fox Group by the Company.

     On March 29, 1999, the Company issued 1,062,230 shares of stock to fourteen
(14) individuals in consideration for work done on the merger between Fox Group and The Company. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 506 of Regulation D promulgated there under.

     On February 2, 2001, 3,312,500 shares were issued to approximately 8 persons and entities, in connection with the Company's private placement of its stock.

     On February 2, 2001, 98,484,923 shares of restricted common stock were issued to the shareholders of Digi Link Technologies, Inc. in connection with its merger with the Company.

     On March 7, 2001, 2,000,000 shares of restricted common stock were issued to an officer of the Company as additional compensation.

     On March 7, 2001, 600,000 shares of the Company's stock underlying options granted under the Company's Stock Option Plan were issued to certain consultants upon their exercise of their options.

     On March 25, 2001, 250,000 shares were authorized to be issued to a consultant for services rendered.

     On March 26, 2001, 2,800,000 shares were authorized to be issued in connection with a management agreement regarding certain licenses and SMR systems.

     On March 26, 2001, 7,200,000 shares were authorized to be issued in connection with the purchase of certain licenses.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since 1981, the Company has conducted minimal business operations except for organizational activities and seeking a merger partner. For the period from the acquisition of Fox Group (March 29, 1999) through December 31, 2000, the Company had minimal income of $46,140 from operations and operating expenses aggregating $923,163.

     In March, 2001, Digi Link completed its acquisition of the assets of Advanced Business Communications L.L.C. (ABC) for shares of its restricted common stock subject to FCC consent/approval. The acquisition includes forty-eight (48) 220 MHz SMR licenses, all associated infrastructure, including its network operations center (NOC) and a customer base, which includes such customers as Boston Coach, Boston Gas, Fidelity Investments and Transportation Logistics.

     Most systems constructed under these licenses have already been integrated into the Company's INTELLICOMM(R) network. The network is the first and largest real-time, wide-area 220 MHz communications network in the world. It currently covers portions of ten (10) states and many of the transit corridors in between, from its NOC beneath the Prudential Center in Boston, MA. Because the network platform is frequency transparent and protocol agile, Digi Link can support the integration of new and legacy systems to provide the ability to operate between systems using different frequency bands and/or operating protocols that is transparent to those using them.

     In acquiring these licenses, Digi Link will extend its authority to construct and operate network systems throughout three of the six FCC regions making up the US. These include EAG-1 (Northeast), EAG-2 (Mid-Atlantic) and EAG-4 (Great Lakes) regions. With this latest acquisition, Digi Link will be able to reach approximately one-third of the US land mass and a population of approximately 130,000,000.

     Prior to this latest acquisition, Digi Link's assets, owned and or managed, included another twenty (20) Phase I and Phase II 220 MHz SMR licenses and/or authorizations and a nationwide, Ku-band satellite earth station license it can use to expand the INTELLICOMM(R) network and to provide additional enhanced service offerings. Some of these licenses/authorizations are under contract or letters of intent to be acquired, and/or assignment applications are pending before the FCC, which FCC consent is expected in routine fashion Key locations across the U.S. currently include Albany (New York), New York City, Boston, Dallas, Chicago, Los Angeles, Jacksonville (Florida) and New Orleans, to name a few.

     Simultaneous with its acquisition of ABC, Digi Link secured third party financing covering all projected costs associated with the maintenance and operation of both these newly acquired systems and those it already owned or operated in exchange for 2,800,000 shares of restricted common stock valued at one dollar ($1.00) per share.

     Digi Link plans to continue the expansion of its network coverage through its strategy of acquiring partnering or via joint ventures with strategic SMR operators throughout the country. The Company will focus on providing coverage not merely in urban areas, but throughout rural corridors as well while simultaneously implementing a level of connectivity between the network and the critical data or resources its users may require without regard to the location of either. Ultimately, this will include access to corporate databases, e-mail, e-payment services, Internet data, location data, Automatic Vehicle Location ("AVL") and the public switched telephone network ("PSTN").

     Digi Link believes its posture as a wireless carrier and systems integrator will allow it to provide network subscribers with cost-effective, flexible solutions to their communication and connectivity requirements in conjunction with other value-added services such as long distance, voice mail, billing, internet data transmission and remote meter reading.

     At the current time, only nominal subscriber fee revenues are being generated from our systems under and no other revenues are currently being generated from any other source. We are, therefore, materially dependent upon the proceeds of additional financings to commence meaningful marketing efforts and for working capital purposes. To the extent we may be successful in our marketing efforts, of which no assurances are given, we believe we will derive revenues from our currently managed systems as well as those we may later own and/or manage in connection with the acquisition of select assets primarily from access and airtime charges for SMR system usage, sales and leasing of communication equipment, management fees and to a lesser extent, construction and other miscellaneous services.

     Notwithstanding any such revenues, we anticipate that we will incur losses and generate negative cash flow for at least the next twelve months.

     The Company will have to raise additional funds from outside investors to finance its anticipated various business opportunities. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company expects that the cash on hand together with anticipated revenues, will not be sufficient to meet its operating needs for the next 12 months. Accordingly, management expects that it will be necessary for the Company to raise additional funds before it will be able to begin operations and there is no assurance of its ability to do so.

Results of Operations

     The Company is considered to be in the development state as defined by FASB No. 7. There were minimal revenues totaling $46,140 generated for the year ended December 31, 2000. There were no revenues record for the year ended December 31, 1999.

     The net loss for the year end December 31, 2000 was $289,945 as compared to a net loss of $633,218 for the year ended December 31, 1999. The decrease in net loss of $343,273 was primarily the result of costs incurred in the year 1999 for organization and mergers plus a loss on aborted acquisition of assets offset by increased costs in the year 2000 for lease of an operating facility, cost of sales and administrative costs.

Financial Condition, Capital Resources and Liquidity

     At December 31, 2000, the Company had assets totaling $229,161 and current liabilities of $658,894 attributable to accrued officers' salaries, accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $454,000 in cash in the form of loans from Murray Fox which are secured by promissory notes issued by the Company. Murray Fox is not obligated to advance additional funds to the Company and as of the date of this report, he is no longer an officer or director.

Net Operating Losses

     The Company had net operating losses of $923,163 during the period January 10, 1999 through December 31, 2000 and had a stockholders' deficiency of $429,733 at December 31, 2000.

     At the current time, only nominal subscriber fee revenues are being generated from our systems under management and no other revenues are currently being generated from any other source. We are, therefore, materially dependent upon the proceeds of future private placements or financings to commence meaningful marketing efforts and for working capital purposes. To the extent we may be successful in our marketing efforts, of which no assurances are given, we believe we will derive revenues from our currently managed systems as well as those we may later own and/or manage in connection with the acquisition of select assets primarily from access and airtime charges for SMR system usage, sales and leasing of communication equipment, management fees and to a lesser extent, construction and other miscellaneous services.

     Notwithstanding any such revenues, we anticipate that we will incur losses and generate negative cash flow for at least the next twelve months.

     The extent of our marketing efforts will be materially dependent upon the amount of money that may be received by us pursuant to investments into the company, of which no assurances are given. In the first few years of an SMR radio business there is normally a pre-tax loss while subscriber shares are added to the systems. After a break-even point, which management estimates to be in year 2005 the business is expected to grow rapidly generating a significant revenue stream with substantial cash flows from year 2006 and beyond. However, no assurances can be given as to the success of such marketing efforts, regardless of the amount of proceeds, if any, which may be received by the Company as investments. Further, there can be no assurance whether we will successfully integrate select assets that we may acquire, if any, into our then current operations, or of our systems management capabilities.

     Management believes that due to advances in SMR technology and equipment, including the availability of value-added features (i.e., flat rate billing, the ability to communicate one-to-many, many-to-one, and one-to-one, as desired, public telephone interconnection service, roaming capability) together with the lower monthly subscriber costs generally associated with SMR usage as compared to cellular telephone and other wireless communications services, a broad spectrum of potential end-users may find our services advantageous and desirable and result in fee-based subscriptions.

     Management believes the Company will derive revenues primarily from access and airtime charges for SMR system usage, sale, and leasing of communication equipment, management, and to a lesser extent, construction and other miscellaneous services. Although SMR operators can offer services to virtually any customer, we anticipate that our subscribers will be primarily businesses. We also believe that by expanding our geographic "footprint" within a region our services will become more valuable to our subscribers and that, therefore, the assets we intend to purchase will become more valuable on a consolidated basis than they are individually. No assurances can be given that we are correct in our belief that others will find our services advantageous and desirable or that we will generate any meaningful fee based subscriber ship revenues.

Item 7. Financial Statements and Supplementary Data

     Financial statements and supplementary data are included herein beginning with page F-1 are in the name of IR Operating Corporation, whose name has been changed to Digi Link Technologies, Inc, as a result of the Merger.

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

     The Board of Directors of the Company have appointed Holtz Rubenstein & Co, LLP ("HR") as auditors for the Company. Ralph S. Inocencio, had been the outside accountant for the Company through March 29, 1999. During the period January 10, 1999 (inception) through December 31, 1999 and the year ended December 31, 2000, there were no disagreements between the Company and Ralph S. Inocencio or HR on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of HR, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Part III

Item 9. Directors and Executive Officers, Promoters and Control Persons

MANAGEMENT
Directors, Executive Officers and Key Employees

Name                         Age                  Position
-------------------------------------------------------------------------------
Peter J. Jegou               53                   Chairman and CEO
Leonard Berg                 76                   Secretary/Treasurer, Director
Richard Margulies            51                   Director


     Peter  J.  Jegou -  Chairman  and CEO - Has  been  Chairman  and CEO of the
Company since January 31, 2001. From 1999 to the present, Mr. Jegou has been President of Zamora Funding, a private equity fund and management consulting business for emerging growth companies in the public and the private sector. From 1998 to present, Mr. Jegou is serving as a special consultant to Greenleaf Technologies Corporation, the Company's parent corporation ("Greenleaf"). Mr. Jegou has an 8.0% reported interest in Archer Systems Limited, Inc., a company which intends to develop and/or operate Internet and technology related companies through majority owned subsidiaries and expansion of its investment in other Internet companies through venture capital arrangements. From 1996 through 1999, Mr. Jegou was CEO of Creative Gaming, Inc., developing the Company business plan and securing $22,000,000 in financing for an offshore gaming project in New York City and Florida. From 1993 to 1996, Mr. Jegou was President of Creative Gaming International, Inc., negotiating numerous contracts and land purchases. Mr. Jegou raised debt and equity capital of $35,000,000 while developing Native American gaming projects in the Mid West. From 1989 to 1996, Mr. Jegou was Chairman, CEO and a co-founder of Creative Learning Products, Inc., a NASDAQ (Small-Cap) listed company.

     Leonard Berg - Director - Mr. Berg has served as Secretary/Treasurer and Director since January 31, 2001. Mr. Berg has also served as the Chairman Of The Board, Chief Executive Officer and President of Greenleaf Technologies Corporation since April 1999 and also previously served as President of Greenleaf from November 1995 to December 1997. From December 1997 to March 1999, he was a consultant to Greenleaf on general business matters. Beginning in August 1994 until March 1995, Mr. Berg was a Survey Manager for The Gallup Organization. Mr. Berg has over forty years of experience in the finance industry. His corporate experience includes owning, managing and financing real estate properties, as well as financial and operating experience in the commercial real estate business. In 1949, Mr. Berg founded Berg Enterprises. He served as co-chairman of the board, officer, director and shareholder of Berg Enterprises for 33 years. During its operation, Berg Enterprises was listed on the American Stock Exchange and was primarily involved in the real estate and mortgage banking business. Mr. Berg helped to operate the company until it became a subsidiary of the Primerica Corporation in 1982. Since 1982, Mr. Berg has owned and consulted with numerous companies in the entertainment, finance, and real estate industries. Mr. Berg also founded and served as a Lifetime Director and General Campaign Chairman for the John F. Kennedy Medical Center in Edison, New Jersey, and was responsible for that center's merger with the Robert Wood Johnson (J. & J.) Rehabilitation Center. In addition, Mr. Berg has previously served as Chairman of The Board of each of Shared United Plastics and Metalique Industries.

     Richard J. Margulies - Director - Has been a director of the Company since February 2001. Mr. Margulies has served as a management and financial public relations consultant to a number of private and publicly held companies over the past 20 years. From November 1988 to May of 1999 Mr. Margulies was an officer and director of Greenleaf Technologies Corporation, a company, which is in the business of developing encryption and compression software. From 1993 to December of 1997 Mr. Margulies was an officer and director of Creative Media International, Inc. a public company that was in the financial public relations and printing business. On or about February 1998, Creative Media International, Inc. filed for reorganization under section 11 of the U.S. Bankruptcy Code. From 1987 to the present, Mr. Margulies has been an officer and director of Nightwing Entertainment Group, Inc., a publicly traded company that is in the entertainment business. From December 1998 to the present, Mr. Margulies has been a director and officer of Creative Gaming, Inc., a company that presently is inactive. From 1982 to 1983, Mr. Margulies was with the Dratel Group, Inc., a NYSE member firm. From 1979 to 1982, he was a Vice President with the firm Bear Stearns & Co., Inc. and from 1974 to 1979, he was an account executive with Bache & Co.

     All directors hold office until the next annual meeting of the Company's shareholders or until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Peter Jegou, Leonard Berg and Richard Margulies will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

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

Compliance with Section 16(a) of the Exchange Act

     Murray Fox , Anthony Conte, and David Katz did not file Forms 3 at the time the Company's Form 10-SB was declared effective.

Item 10. Executive Compensation:

     The Company, in consideration for various services performed for the Company, had signed an employment agreement with Murray Fox. Murray Fox was to receive annual compensation in the amount of $100,000 per year. However, at present no cash payments have been made to Murray Fox and the salary due was being accrued on the books of the Company. Mr. Fox as part of a settlement in which he received a note from the Company in the principal amount of $440,000 in settlement of all the obligations of the Company to him including the monies loaned by Mr. Fox to the Company. There are presently in force consulting agreements for the following officers and directors:

     A verbal agreement to provide the original Digi Link with consulting and management services have been entered into with Peter J. Jegou, Chief Executive Officer, for an unspecified period of time beginning May 1, 2000. Mr. Jegou was paid $10,000 upon execution of the consulting agreement and $10,000 per month there after. On October 1, 2000, Mr. Jegou began receiving $16,500 per month. Either party may terminate the agreement upon a 30-day written notice. The Company has maintained this agreement. The Company entered into an Employment Agreement with Peter J. Jegou on September 22, 2000.

     Compensation of $99,500 was paid to Mr. Jegou by Digi Link Technologies, Inc. for the calendar year 2000.

     The Company does not provide officers with pension, stock appreciation rights, or long-term incentive plans except for a 1999 stock option plan but has the intention of implementing such plans in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

     There were no stock appreciation rights granted, nor were any stock options granted, to any of the above named officers in the fiscal year ended December 31, 2001. Murray Fox had the right to receive 50,000 options under the terms of his employment contract, however, this right was extinguished pursuant to a general release executed on February 2, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 12, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

    (a) Security ownership of certain beneficial owners

Title of Class         Name and Address of Beneficial Owner         Amount and Nature of           Percent of Class (2)
                                                                      Beneficial Owner
Common                 Greenleaf Technologies Corp.                      82,000,000                       77.81
                       8834 Capital of Texas Highway
                       Suite 150
                       Austin, TX 78759


    (b) Security ownership of management

Title of Class         Name and Address of Beneficial Owner         Amount and Nature of           Percent of Class (2)
                                                                         Beneficial Owner

Common                 Peter J. Jegou (3)                                 4,838,545                        4.6%
                       75 Lincoln Hwy., 2nd fl
                       Iselin, NJ 08830

Common                 Leonard Berg (4)                                  83,720,000                       79.4%
                       8834 Capital of Texas Highway
                       Suite 150
                       Austin, TX 78759

Common                 Richard Margulies (5)                              1,600,391                        1.5%
                       75 Lincoln Hwy., 2nd fl
                       Iselin, NJ 08830

Common                 Includes all officers and the directors           90,158,936                       85.5%
                       of the Company as a group (3 persons)

    (1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

    (2) Based upon 105,391, 782 shares outstanding, plus the amount of shares easch person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

    (3) Peter J. Jegou is Chairman and Chief Executive Officer.

    (4) Leonard Berg is Secretary, Treasurer and a Director of the Company and Chief Executive Officer and a Director of Greenleaf Technologies Corporation. He owns 1,720,000 shares personally, and 82,000,000 shares beneficially, as a result of his position with Greenleaf.

    (5) Richard Margulies is a Director of the Company.


Item 12. Certain Relationships and Related Transactions:

     Escrow Agreement-As part of the merger with Fox Group the shareholders of Fox Group signed an Escrow Agreement with Reva Enterprises, Inc. and John B. Lowy, P. C.who are shareholders of the Company which called for the former Fox Group shareholders to return on pro-rata basis 750,000 shares of common stock that was issued to them at the time of the merger if certain tangible net worth levels were not met. The Company did not achieve the required tangible net worth and in accordance with the escrow agreement the 750,000 escrow shares were released to Reva Enterprises and John P. Lowy, P.C. effective September 29, 1999.

     Fox Group Enterprises Shareholder Agreement-The shareholders of Fox Group at the time of the acquisition signed an escrow agreement that called for the return of 3,867,204 shares to the Company to be used for the acquisition of I-ROCK technology and/or company. Effective September 29, 1999, the shares covered by the escrow agreements (3,867,204 shares) were returned to the Company's treasury.

     Since the Company's acquisition of Fox Group in March 1999, it has received $454,000 in cash in the form of loans from Murray Fox which are represented by promissory notes issued by the Company. The promissory notes bear interest a 5.5% per annum, with a default interest rate of 18% per annum.

     The Company, on February 2, 2001, consolidated all of the notes due to its former president, Murray Fox, into a 16 month, 8% note in favor of Mr. Fox.

     The Company entered into a consulting agreement on September 25, 2000 with Leonard Berg providing for compensation in the amount of 1,720,000 shares of stock for services.

     The Company entered into an employment agreement with Peter J. Jegou on September 22, 2000, which provided for Mr. Jegou to receive $200,000 annually in salary and 2,000,000 shares of the Company upon the commencement of public trading of the company's stock.

     The Company entered into an agreement on January 31, 2001 to sell its recycling assets to its former President, Murray Fox, with the consideration being 825,000 shares of the common stock of the Company.

     The Company on February 21, 2001 entered into 3 pledge agreements with its President, Mr. Jegou, which provided collateral security for the notes issued by certain consultants pertaining to their exercise of options to purchase 600,000 shares of the Company underlying the options.

Item 13. Exhibits and Reports on Form 8-K

     No Form 8-K was filed during the fiscal year ending December 31, 2000 although a Form 8-K was filed in February of 2001 in conjunction with the Merger.

 (a) Exhibits

     The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, or a registration statement effective under the Securities Act of 1933, as amended (the "Securities Act"), and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.


Number        Exhibit
------        ---------------

 3.1          Certificate of  Incorporation  as of IR as amended and filed April
              30, 1999 (1)

 3.2          Bylaws of IR Operating Corporation (1)

 3.3 Certificate of Amendment of The Certificate of Incorporation filed January 31, 2001 (3)

 3.4          Certificate of Merger and name change filed February 2, 2001

 10.1         Escrow Agreement with Reva and Downey  (incorporated by reference)
              (1)

 10.2         Fox Group Enterprises Stockholder Agreements (1)

 10.3         1999 Stock Option Plan (2)

 10.4 Merger Agreement dated December 27, 2000 between Company and Digi Link Technologies, Inc. (3)

 10.5 6 month 8% Note dated February 2, 2001 in the principal amount of $440,000 in favor of Murray Fox to evidence monies previously advanced by Mr. Fox to the Company and owed to Mr. Fox by the Company.

 10.6 Asset Purchase Agreement dated January 31, 2001 between Mr. Fox and the Company relating to the recycling assets.

 10.7 Leakout Agreements dated February 2, 2001 with Murray Fox, Anthony Conte and David Katz.

 10.8 220-222 MHz License Purchase and Assignment Agreement between Digi Link Technologies, Inc. and Advanced Business Communications, LLC effective on (the "Agreement") to purchase all of Advanced Business Communication's interest in and to: (i) twenty-six mobile communications radio licenses operating or to be operated in the 220-222 MHZ band.

 10.9 System and Satellite Maintence System (the "Agreement") effective as of the ____ day of January, 2001, between Communications Consulting, Inc., Digi Link Technologies, Inc., Advanced Business Concepts, LLC, William Gale ("Gale"), and Warren Blanck for acquisition of Specialized Mobile Radio ("SMR") Systems and a series of licenses including a Satellite License.

 10.10        Consulting   Agreement   between   Leonard   Berg  and  Digi  Link
              Technologies Inc. dated September 25, 2000.

 10.11        Consulting   Agreement   between   Warren  Blanck  and  Digi  Link
              Technologies Inc. dated September 25, 2000.

 10.12        Consulting   Agreement   between   William   Gale  and  Digi  Link
              Technologies, Inc. dated September 25, 2000.

 10.13        Consulting   Agreement   between   Frank  LoVerme  and  Digi  Link
              Technologies, Inc. dated September 25, 2000.

 10.14        Consulting   Agreement   between  Gerald  Warnero  and  Digi  Link
              Technologies, Inc. dated September 25, 2000.

 10.15 Consulting Agreement between Christopher Webster and Digi Link Technologies, Inc. dated September 25, 2000.

 10.16        Employment   Agreement   between   Peter   Jegou   and  Digi  Link
              Technologies, Inc. dated September 22, 2000.

 10.17 Installment Note dated February 21, 2001 between Digi Link Technologies, Inc. (Holder) and Frank Rovito (Payor) for $52,000.

 10.18 Installment Note dated February 21, 2001 between Digi Link Technologies, Inc, (Holder) and Ronald Pilatsky (Payor) for $52,000.

 10.19 Installment Note dated February 21, 2001 between Digi Link Technologies Inc. (Holder) and John Kulina, Jr. (Payor) for $52,000.

 10.20 Pledge Agreement dated February 21, 2001 between Peter Jegou and Digi Link Technologies, Inc. securing a promissory note issued by Ronald Pilatsky in the sum of $52,000 relating to the exercise of an option to purchase certain common stock.

 10.21 Pledge Agreement dated February 21, 2001 made by Peter Jegou and Digi Link Technologies, Inc. a promissory note issued by Frank Rovito in the sum of $52,000 relating to the exercise of an option to purchase certain common stock.

 10.22 Pledge Agreement dated February 21, 2001 made by Peter Jegou and Digi Link Technologies, Inc. a promissory note issued by John Klulina, Jr. in the sum of $52,000 relating to the exercise of an option to purchase certain common stock.

 10.23 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and Frank Rovito

 10.24 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and John Kulina, Jr.

 10.25 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and Ronald Pilatsky

 10.26 Outline of Investor Relations Program with Yes International dated March 23, 2001.

 10.27 220-222 MHz SMR System Purchase and License Assignment Agreement between Digi Link Technologies and Communications Concepts effective on January 21, 2001 (the "Agreement") to purchase all of Communication Concepts interest in and to various mobile communications radio systems and licenses operating or to be operated in the 220-222 MHz band.

 10.28 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Future Com South Florida, Inc., (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999.

 10.29 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Uni-Call Communications, Inc. (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999.

____________________________



    (1) Filed as an exhibit to the Company's Registration Form 10-SB filed on August 26, 1999 and incorporated herein by this reference.

    (2) Filed, on March 28, 2000, as an exhibit to the Company's Annual Report on Form 10-KSB for the Calendar year ended December 31, 1999.

    (3) Filed as an exhibit to the Company's Definitive Information Statement Form 14C on January 9, 2001.

    (4) Filed as an exhibit to the Company's Current Report Form 8-K filed on February 28, 2001.

                                   SIGNATURES


     Pursuant to the requirements off Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Digi Link Technologies, Inc.


                                          By:/s/ Peter J. Jegou
                                          ---------------------
                                                 Peter J. Jegou, President/CEO

Date: March 29, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date               Signature                                 Title


March 29, 2001     By:/s/ Peter J. Jegou         President/CEO and Director
                   ---------------------
                          Peter J. Jegou

March 29, 2001     By:/s/ Leonard Berg        Secretary, Treasurer and Director
                   -------------------
                          Leonard Berg

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000,
                       PERIOD JANUARY 10, 1999 (INCEPTION)
                          THROUGH DECEMBER 31, 1999 AND
                  CUMULATIVE FROM JANUARY 10, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2000




                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Independent auditors' report                                          F-2

Balance sheets                                                        F-3

Statements of operations                                              F-4

Statement of stockholders' deficiency                                 F-5

Statements of cash flows                                              F-6

Notes to financial statements                                         F-7 - F-11

                          Independent Auditors' Report


Board of Directors and Stockholders
IR Operating Corporation


     We have audited the accompanying balance sheets of IR Operating Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2000, the period January 10, 1999 (inception) through
December 31, 1999 and cumulative from January 10, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IR Operating Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, the period January 10, 1999 (inception) through December 31, 1999 and cumulative for January 10, 1999 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that IR Operating Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, IR Operating Corporation has suffered continuing losses and has negative working capital. These factors raise substantial doubt regarding its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 12 to the financial statements, in February 2001 the Company entered into agreements to be acquired by a third party and to dispose of its operating assets and liabilities.



                                                /s/ Holtz Rubenstein & Co., LLP
                                                    HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
January 31, 2001 (except for Note 12,
     as to which the date is February 2, 2001)

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS




                                                                          December 31,
                                                           -----------------------------------
       ASSETS                                                      2000                  1999
                                                           -------------        --------------

   CURRENT ASSETS:
     Cash                                                  $     15,867         $       4,551
     Prepaid expenses                                            38,057                30,057
                                                           -------------        --------------
       Total current assets                                      53,924                34,608

   PROPERTY AND EQUIPMENT (Note 3)                              106,918                     -

   PATENTS (Note 4)                                              68,319                67,641
                                                           -------------        --------------
                                                           $    229,161         $     102,249
                                                           =============        ==============
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   CURRENT LIABILITIES:
     Accounts payable and other current liabilities        $     33,894         $      18,467
     Accrued compensation                                       171,000                71,000
     Loan payable - stockholder (Note 5)                        454,000               328,000
                                                           -------------        --------------
       Total current liabilities                                658,894               417,467
                                                           -------------        --------------
   COMMITMENTS (Note 9)

   STOCKHOLDERS' DEFICIENCY:  (Note 7)
     Common stock, par value $.001 per share;
       authorized 200,000,000 shares, issued and
       outstanding 5,196,851 and 5,033,128 shares                5,197                 5,033
     Preferred stock, par value $.001; authorized
       5,000,000 shares; 0 issued and outstanding                    -                     -
     Additional paid-in capital                                488,233               312,967
     Deficit accumulated during the development stage         (923,163)             (633,218)
                                                           -------------        --------------
                                                              (429,733)             (315,218)
                                                           -------------        --------------
                                                           $   229,161          $    102,249
                                                           =============        ==============


                        See notes to financial statements

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                              Cumulative
                                                                         Period                  from
                                                                       January 10,            January 10,
                                                                          1999                   1999
                                                   Year                (Inception)            (Inception)
                                                   Ended                 through                through
                                                December 31,           December 31,           December 31,
                                                   2000                   1999                   2000
                                                ------------           ------------           -------------
REVENUES                                        $    46,140            $        -             $    46,140
                                                ------------           ------------           -------------
EXPENSES: (Notes 5, 6, 8, 9 and 11)
   Cost of sales                                     32,404                     -                  32,404
   Organization and merger costs                          -               347,905                 347,905
   Loss on aborted acquisition                            -               122,114                 122,114
   General and administrative                       229,188               154,349                 383,537
   Rent expense                                      64,000                     -                  64,000
   Other income                                     (10,000)                    -                 (10,000)
   Interest expense                                  20,493                 8,850                  29,343
                                                    336,085               633,218                 969,303
                                                ------------           ------------           -------------
NET LOSS                                        $  (289,945)           $ (633,218)            $  (923,163)
                                                ============           ============           =============

NET LOSS PER SHARE (NOTE 7)                     $      (.06)           $     (.13)            $      (.19)
                                                ============           ============           =============
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING                              5,147,966             4,758,341               4,955,851
                                                ============           ============           =============




                        See notes to financial statements

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 (Notes 6 and 7)




                                                       Common Stock         Preferred Stock
                                                       200,000,000 Shares   5,000,000 Shares               Deficit
                                     Common Stock      $.001 Par Value        $.001 Par Value              Accumulated
                                     --------------------------------------------------------- Additional  During the
                                             Par                    Par                 Par    Paid-in     Development
                                   Shares    Value     Shares       Value   Shares      Value  Capital     Stage             Total
                                   -------------------------------------------------------------------------------------------------

BALANCE, January 10, 1999              -   $     -         -      $    -        -    $  -     $       -    $        -   $       -

Common stock issued for cash       1,000    300,000        -           -        -       -             -             -       300,000

Common stock shares issued for
   acquisition of Fox Group
   Enterprises, Inc.              (1,000)  (300,000)   7,838,102   7,838        -       -        292,162            -            -

Common stock issued to consultants     -         -     1,062,230   1,062        -       -         16,938            -        18,000

Stock reversion                        -         -    (3,867,204) (3,867)       -       -          3,867            -            -

Net loss                               -         -         -        -           -       -             -      (633,218)     (633,218)
                                   -------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999             -         -     5,033,128   5,033        -       -        312,967     (633,218)     (315,218)

Common stock issued for cash           -         -       163,723     164        -       -        175,266            -       175,430

Net loss                               -         -         -        -           -       -             -      (289,945)     (289,945)
                                   -------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000             -   $     -     5,196,851  $5,197        -    $  -     $  488,233   $ (923,163)  $  (429,733)
                                   =================================================================================================



                        See notes to financial statements

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                Cumulative
                                                                                  Period           from
                                                                                 January 10,     January 10,
                                                                                   1999            1999
                                                                   Year         (Inception)     (Inception)
                                                                   Ended          through         through
                                                                December 31,    December 31,    December 31,
                                                                   2000            1999            2000
                                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (289,945)   $   (633,218)   $   (923,163)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Loss incurred in merger transaction                                 -         200,000         200,000
       Non-cash compensation                                               -          18,000          18,000
       Changes in operating assets and liabilities:
         (Increase) in assets:
           Prepaid expenses                                           (8,000)        (30,057)        (38,057)
         Increase in liabilities:
           Accounts payable and other current
              liabilities                                             15,427          18,467          33,894
           Accrued compensation                                      100,000          71,000         171,000
                                                                -------------   -------------   -------------
       Net cash used in operating activities                        (182,518)       (355,808)       (538,326)
                                                                -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash used in business acquisition                                   -        (200,000)       (200,000)
   Acquisition of property and equipment                            (106,918)              -        (106,918)
   Acquisition of intangible assets                                     (678)        (67,641)        (68,319)
                                                                -------------   -------------   -------------
       Net cash used in investing activities                        (107,596)       (267,641)       (375,237)
                                                                -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable - stockholder                          126,000         328,000         454,000
   Proceeds from issuance of common stock                            175,430         300,000         475,430
                                                                -------------   -------------   -------------
       Net cash provided by financing activities                     301,430         628,000         929,430
                                                                -------------   -------------   -------------
Net increase in cash and cash equivalents                             11,316           4,551          15,867

Cash and cash equivalents at beginning of period                       4,551               -               -
                                                                -------------   -------------   -------------
Cash and cash equivalents at end of period                      $     15,867    $      4,551    $     15,867
                                                                =============   =============   =============



                        See notes to financial statements

                            IR OPERATING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                        YEAR ENDED DECEMBER 31, 2000 AND
                       PERIOD JANUARY 10, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2000


1.   Nature of Operations:

     The Company has been in the development stage since inception. IR Operating Corporation's (the "Company") financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $923,000 for the period January 10, 1999 (inception) through December 31, 2000 and has negative working capital of $605,000 at December 31, 2000. Subsequent to December 31, 2000, the Company entered into agreements to (i) be acquired by another company and (ii) dispose of essentially all of its operating assets.


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

     d. Income taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2000, the deferred tax assets relating to the Company's net operating loss carryforwards and organization costs were fully reserved.

     e. Comprehensive income (loss)

     Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

     f. Revenue recognition

     The Company recognizes revenue upon shipment of the product (ground plastic waste).


3.   Property and Equipment:

     Property and equipment at December 31, 2000 consists principally of an in-process plastic grinding production line. Approximately $48,000 of labor costs related to the construction of this line were capitalized in the year ended December 31, 2000.


4.   Patents:

     During 1999, the Company acquired the rights to certain patents for plastics technology for aggregate consideration approximating $68,000. The cost of these patents will be charged to operations over their estimated useful lives (15 years) commencing with the Company's start of operations.


5.   Loan Payable - Stockholder:

     As of December 31, 2000, the Company has borrowed an aggregate of $454,000 from an officer/stockholder and his family. The loans are evidenced by promissory notes with interest accruing at the rate of 5.5% per annum.


6.   Merger Agreement:

     On March 29, 1999, Atlantic Medical Corporation ("Atlantic") acquired 100% of the issued and outstanding common stock of Fox Group Enterprises, Inc. ("Fox") making Fox a wholly-owned subsidiary of Atlantic. Under the terms of the merger agreement, the holders of Fox were issued 7,441,700 shares of the Company's common stock. An additional 1,062,230 shares of common stock (valued at $18,000) were issued to consultants in connection with the transaction. The pre-merger shareholders of Atlantic were paid $200,000 by Fox.

     In connection with the non-attainment of certain conditions, effective September 29, 1999, the Fox holders returned 3,867,204 shares of common stock to the Company and cancelled and an additional 750,000 shares reverted to the Atlantic shareholders.

     Although in the form of a merger, the transaction is, in substance, an acquisition of Atlantic by Fox. Atlantic and Fox stockholders agree that all issued and outstanding shares of common stock of Fox, equal to one hundred percent (100%), shall be exchanged with Atlantic for approximately 84% of the common stock of Atlantic. Stockholders represent and warrant that they will hold such shares of Atlantic for investment purposes and not for further public distribution. These shares will be appropriately restricted.

     Subsequent to December 31, 2000, the notes were exchanged for notes with new terms (see Note 12).

     The excess of the consideration paid over the fair value of the net assets received was charged to operations in the period ended December 31, 1999.

     Prior to the closing of the merger agreement unanimous written consent was received by Atlantic's directors and a majority of Atlantic's shareholders approved Atlantic changing its name to "IR Operating Corporation".


7.   Stockholders' Equity:

     a. Capitalization

     Pursuant to an amendment of the Company's certificate of incorporation, the Company has authorized 200,000,000 shares, par value $0.001, of common stock. The common stock has one vote per share, with no cumulative voting. There are no pre-emptive rights, no conversion rights, no preferences, no redemption provision, no sinking fund provisions or any liability for further calls or assessments. There are no stated liquidation rights other than those that may exist under Delaware law.

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

     Contingently issuable and issued shares are excluded from the weighted average number of shares outstanding until all necessary conditions have been satisfied at the end of the reporting period. The 3,867,204 shares subject to reversion to the Company (Note 6) were excluded from the EPS computation for the periods January 10, 1999 (inception) through December 31, 1999 and January 10, 1999 (inception) through December 31, 2000.

     Basic and diluted loss per share amounts were equivalent for the period.

     c. Stock option plan

     The Company has adopted a non-qualified option plan (the "1999 Plan") covering 3,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. As of December 31, 2000, 85,000 options have been granted to consultants under the 1999 Plan.


8.   Loss on Aborted Acquisition:

     During the period January 10, 1999 (inception) through December 31, 1999, the Company incurred charges to operations of approximately $122,000 relating to an aborted acquisition of assets.

9.   Commitments:

     a. Employment agreement

     In April 1999 the Company entered into a five year employment agreement with an officer which provides for a minimum annual salary of $100,000.

     b. Consulting agreement

     The Company is party to a five year agreement with an outside consultant which becomes effective upon the Company's commencement of operations. The agreement provides for minimum annual compensation of $100,000 in the first year, with annual 10% increases thereafter. Additional increases will be earned in the event the Company meets certain operating thresholds. In the event the Company generates annual revenues from its plastic processing technology, in excess of $1 million, the consultant shall be granted options to acquire 10,000 shares of common stock at an exercise price equal to the current market value.

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

     d. Lease agreement

     On March 1, 2000, the Company entered into a lease agreement for an operating facility. The agreement, with an initial term of twelve months, provides for an annual rent, including real estate taxes and insurance, approximating $72,000, payable in monthly installments. The Company leases another facility on a month-by-month basis.


10.  License Agreement:

     The Company entered into an agreement to license its patented technology to a third party. The Company is entitled to future compensation in the form of license payments, commencing when the licensee reaches certain performance levels, and royalty payments based on sales volume. The Company will provide technical support for which it will be compensated for its direct costs.


11.  Supplemental Information Statement of Cash Flows:

     No cash payments for interest or income taxes were made during the year ended December 31, 2000 and the period January 10, 1999 (inception) through December 31, 1999.

     The raw materials processed during 2000 were donated to the Company by unrelated third parties at no cost.

12.  Subsequent Events:

     In February 2001 the Company acquired Digi Link Technologies, Inc. ("Digi Link"), a communications company. The holders of Digi Link stock received
95,000,000 shares of IR Operating common stock. Although in the form of a merger, the transaction is, in substance, an acquisition of IR by Digi Link as the control of IR will transfer from the management of IR to the management of Digi Link.

     Concurrent with the merger, the Company transferred essentially all of its operating assets and liabilities to an officer/shareholder. Consideration will consist of 825,000 shares of the Company's post-merger common stock. Further, two other officer/shareholders contributed 390,000 shares of common stock to the Company for no consideration.

     In addition, on February 2, 2001 an officer/shareholder exchanged $440,000 of existing promissory notes for a new note (the "New Note"). The New Note, bearing interest at 8% per annum, is payable $125,000 on February 2, 2001, $50,000 on March 15, 2001, $50,000 on June 15, 2001, and the balance due in twelve equal monthly installments commencing July 1, 2001.

                                  EXHIBIT INDEX


Number        Exhibit Description                                                       Page
  3.4         Certificate of Merger and name change filed February 2, 2001.               3

 10.5         6 month 8% Note dated February 2, 2001 in the principal  amount of          5
              $440,000  in favor of Murray  Fox to  evidence  monies  previously advanced  by Mr.  Fox to the  Company  and owed to Mr.  Fox by the
              Company.

 10.6         Asset  Purchase  Agreement  dated January 31, 2001 between Mr. Fox          8
              and the Company relating to the recycling assets.

 10.7         Leakout  Agreements  dated  February  2,  2001  with  Murray  Fox,         13
              Anthony, Conte, David Katz.

 10.8         220-222 MHz License Purchase and Assignment Agreement between Digi         16
              Link Technologies, Inc. and Advanced Business Communications,  LLC
              effective  on  (the  "Agreement")  to  purchase  all  of  Advanced
              Business Communication's interest in and to: (i) twenty-six mobile communications  radio licenses  operating or to be operated in the
              220-222 MHZ band.

 10.9         System and Satellite Maintence System (the "Agreement")  effective         23
              as of  the  ____  day of  January,  2001,  between  Communications
              Consulting, Inc., Digi Link Technologies,  Inc., Advanced Business
              Concepts,  LLC,  William  Gale  ("Gale"),  and  Warren  Blanck for
              acquisition  of  Specialized  Mobile Radio  ("SMR")  Systems and a
              series of licenses including a Satellite License.

 10.10        Consulting   Agreement   between   Leonard   Berg  and  Digi  Link         38
              Technologies Inc. dated September 25, 2000.

 10.11        Consulting   Agreement   between   Warren  Blanck  and  Digi  Link         41
              Technologies Inc. dated September 25, 2000.

 10.12        Consulting   Agreement   between   William   Gale  and  Digi  Link         44
              Technologies, Inc. dated September 25, 2000.

 10.13        Consulting   Agreement   between   Frank  LoVerme  and  Digi  Link         47
              Technologies, Inc. dated September 25, 2000.

 10.14        Consulting   Agreement   between  Gerald  Warnero  and  Digi  Link         50
              Technologies, Inc. dated September 25, 2000.

 10.15        Consulting  Agreement  between  Christopher  Webster and Digi Link         53
              Technologies, Inc. dated September 25, 2000.

 10.16        Employment   Agreement   between   Peter   Jegou   and  Digi  Link         56
              Technologies, Inc. dated September 22, 2000.


 10.17        Installment  Note  dated  February  21,  2001  between  Digi  Link         62
              Technologies, Inc. (Holder) and Frank Rovito (Payor) for $52,000.

 10.18        Installment  Note  dated  February  21,  2001  between  Digi  Link         63
              Technologies,  Inc,  (Holder)  and  Ronald  Pilatsky  (Payor)  for
              $52,000.

 10.19        Installment  Note  dated  February  21,  2001  between  Digi  Link         64
              Technologies  Inc.  (Holder)  and John  Kulina,  Jr.  (Payor)  for
              $52,000.

 10.20        Pledge  Agreement  dated February 21, 2001 between Peter Jegou and         65
              Digi Link Technologies,  Inc. securing a promissory note issued by
              Ronald Pilatsky in the sum of $52,000  relating to the exercise of an option to purchase certain common stock.

 10.21        Pledge  Agreement  dated February 21, 2001 made by Peter Jegou and         68
              Digi Link  Technologies,  Inc. a  promissory  note issued by Frank
              Rovito in the sum of $52,000 relating to the exercise of an option to purchase certain common stock.

 10.22        Pledge  Agreement  dated February 21, 2001 made by Peter Jegou and         72
              Digi Link  Technologies,  Inc. a  promissory  note  issued by John
              Klulina,  Jr. in the sum of $52,000 relating to the exercise of an option to purchase certain common stock.

 10.23        Business consulting agreement dated February 21, 2001 between Digi         76
              Link Technologies, Inc. and Frank Rovito.

 10.24        Business consulting agreement dated February 21, 2001 between Digi         78
              Link Technologies, Inc. and John Kulina, Jr.

 10.25        Business consulting agreement dated February 21, 2001 between Digi         79
              Link Technologies, Inc. and Ronald Pilatsky.

 10.26        Outline of Investor Relations Program with Yes International dated         81
              March 23, 2001.

 10.27        220-222 MHz SMR System Purchase and License  Assignment  Agreement         84
              between  Digi  Link  Technologies  and   Communications   Concepts
              effective on January 21, 2001 (the "Agreement") to purchase all of
              Communication   Concepts   interest  in  and  to  various   mobile
              communications  radio  systems  and  licenses  operating  or to be operated in the 220-222 MHz band.

 10.28        8% demand note whose  maturity  dated is September  2004 in the            90
              principal  amount of 150,000  issued by Future Com South  Florida,
              Inc.,   (now   known   as  Digi   Link   Technologies,   Inc.)  to
              Communications Concepts, Inc. dated September 1999.

 10.29        8% demand  note  whose  maturity  dated is  September  2004 in the         91
              principal  amount of 150,000  issued by  Uni-Call  Communications,
              Inc. (now known as Digi Link Technologies, Inc.) to Communications
              Concepts, Inc. dated September 1999.