Form 10QSB
period 2001-03-31
DIGI LINK TECHNOLOGIES INC/NJ/
filed 2001-05-22
CIK 1093371

2

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2001

                         Commission file number 1-15261


                          DIGI LINK TECHNOLOGIES, Inc.
           (Name of small business issuer as specified in its charter)


          Delaware                                        11-2165149
          -------------------------------                 -------------------
          (State or other jurisdiction of                 I.R.S. Employer
          incorporation or organization)                  Identification No.)


           75 Lincoln Highway, Route 27, 2nd Floor, Iselin, NJ, 08830
                    (Address of principal executive offices)

                                 (732) 906-9060
                           (Issuer's telephone number)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


           As of May 18, 2001, 115,641,782 shares of the Common Stock were outstanding.

                          DIGI LINK TEHCNOLOGIES, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index

                                 March 31, 2001

                                     PART I

                                                                                                        Page
                                                                                                       Number
Item 1.       Financial Statements (Unaudited):

              Balance Sheet at March 31, 2001..............................................................3

              Statements of Operations for the quarter ended March 31, 2001 and March 31, 2000...........................................................................5

              Statements of Operations for the six months ended March 31, 2001 and March 31, 2000 ..........................................................................6

              Statements of Cash Flows for the six months ended March 31, 2001.............................7

              Notes to Financial Statements................................................................9


Item 2.       Management's Discussion and Analysis or Plan of Operations..................................14

                                     PART II

Item 1.       Legal Proceedings...........................................................................18

Item 2.       Changes in Securities.......................................................................18

Item 3.       Defaults Upon Senior Securities.............................................................18

Item 4.       Submission of Matters to a Vote of Security Holders.........................................18

Item 5.       Other Information...........................................................................18

Item 6.       Exhibits and Reports on Form 8-K............................................................18

Signatures    ............................................................................................22

                           DIGILINK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)



                                     ASSETS



CURRENT ASSETS:
   Cash                                                           $     10,246
   Accounts Receivable                                                  11,233
   Other Current Assets                                                 73,705
                                                                  --------------
   Total Current Assets                                                 95,184


PROPERTY AND EQUIPMENT

   Office Equipment                                                     27,050
   License Hardware                                                     24,000
                                                                  --------------
                                                                        51,050
   Less accumulated depreciation                                         4,773
                                                                  --------------
Total Property & Equipment                                              46,277


OTHER ASSETS

   Investment in SMR Licenses                                        8,025,375
   Deposits on SMR Licenses                                          1,011,200
   Prepaid Management/Maintenance Contract                           2,333,333
   Due from Greenleaf Technologies                                     205,100
                                                                  --------------
   Total Other Assets                                               11,575,008

                                                                  $ 11,716,469
                                                                  ==============





                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts Payable                                               $      5,517
   Accrued Expenses                                                     13,950
   Due to Related Parties                                              284,603
   Due to Greenleaf Technologies                                        14,000
   Current Maturity-Long Term Debt                                     230,921
                                                                  --------------
   Total Current Liabilities                                           548,991


LONG TERM LIABILITIES

Long term debt, net of current maturity: $230,921                       87,629


STOCKHOLDERS' EQUITY

Common Stock, $.001 Par Value, 200,000,000                             136,309
shares authorized and 115,641,782 shares issued.

Paid in Capital                                                     12,853,613
Less Treasury Stock, 825,000 shares                                    (10,055)
Less Subscriptions Receivable & Interest                              (156,780)
Retained Earnings                                                   (1,743,238)
                                                                  --------------
   Total Stockholders' Equity                                       11,079,849
                                                                  --------------
                                                                  $ 11,716,469
                                                                  ==============


                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000


                                             March 31,2001        March 31, 2000
                                             -------------        --------------

Revenues                                     $     15,499         $           0
Cost of Sales                                           0                     0
                                             -------------        --------------
Gross Profit                                       15,499                     0



Operating Expenses

   Compensation                                         0                     0
   Management/Maintenance Fees                    466,667                     0
   General & Administrative                       132,402                     0
                                             -------------        --------------
   Total Operating Expenses                       599,069                     0

Net Loss from Operations                         (583,570)                    0


Other Income/Expense

Debt Forgiveness                                        0                     0
Other Income                                            0                     0
Interest Income                                       780                     0
                                             -------------        --------------
   Total Other Income/(Expense)                       780                     0
                                             -------------        --------------
Net Loss                                     $   (582,790)        $           0
                                             =============        ==============

Net Loss per Share                           $     (0.005)        $       0.000
                                             =============        ==============



                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2001 and 2000


                                             March 31, 2001       March 31, 2000
                                             --------------       --------------
Revenues                                     $      19,429        $           0
Cost of Sales                                            0                    0
                                             --------------       --------------
Gross Profit                                        19,429                    0


Operating Expenses

   Compensation                                    520,000                    0
   Management/Maintenance Fees                     466,667                    0
   General & Administrative                        461,303                    0
                                             --------------       --------------
     Total Operating Expenses                    1,447,970                    0

Net Loss from Operations                        (1,428,541)                   0


Other Income/Expense

Debt Forgiveness                                    24,000                    0
Other Income                                         1,000                    0
Interest Income                                        780                    0
                                             --------------       --------------
   Total Other Income/(Expense)                     25,780                    0
                                             --------------       --------------
Net Loss                                     $  (1,402,761)       $           0
                                             ==============       ==============

Net Loss per Share                           $      (0.012)       $       0.000
                                             ==============       ==============



                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR SIX MONTHS ENDING MARCH 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $  (1,402,760)

Adjustments to reconcile net income to net cash provided by operating activities.


INCREASE/(DECREASE) IN CASH

Depreciation                                                              4,141
Accounts Receivable                                                     (11,233)
Receivable - Other                                                      (73,705)
Accounts Payable                                                          1,767
Accrued Expenses                                                         (7,978)
                                                                  --------------
Total Adjustments                                                       (87,008)

Net cash provided by operating activities                            (1,489,768)
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITES

   Purchase of Fixed Assets                                             (11,468)
   Investment in SMR Licenses                                        (5,905,000)
   Prepaid Management/Maintenance Contract                           (2,333,333)
   Due from Greenleaf Technologies                                     (205,100)
                                                                  --------------
Net cash used by investing activities                                (8,454,901)
                                                                  --------------








                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR SIX MONTHS ENDING MARCH 31, 2001


CASH FLOWS FROM FINANCING ACTIVITES

   Due to related parties                                                13,729
   Proceeds from borrowings                                             318,550
   Issuance of stock                                                  9,500,409
                                                                  --------------
Net cash provided by financing activities                             9,832,688
                                                                  --------------

Net decrease in cash and cash equivalents                              (111,981)


Cash - beginning of year                                                122,227
                                                                  --------------
Cash - end of year                                                $      10,246
                                                                  ==============

Supplemental disclosures of cash flow information:
Cash paid during the year for:

Interest Expense                                                  $          0












                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                          Notes To Financial Statements
                                 March 31, 2001

NOTE 1 - Nature of Operations

     Digi Link Technologies, Inc., formerly known as IR Operating Corporation, was originally named Atlantic Medical Corporation which was the surviving corporation of a Delaware statutory merger with Rusco Development Corporation, a New York corporation, in January 1972 and the surviving corporation of an acquisition of Fox Group, Inc., a Delaware corporation which took place on March 29, 1999. Although in the form of a merger, the Fox transaction was, in substance, an acquisition of Atlantic by Fox Group. After the merger with Fox Group Enterprises, Inc. the corporation was named I-ROCK Industries, Inc. In April 1999, the Company changed its name to IR Operating Corporation. On January 31, 2001, Digi Link Technologies, Inc. merged with IR Operating Corporation with IR Operating Corporation surviving; IR Operating Corporation then changed its name to Digi Link.

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

     The Company is currently engaged on a limited basis in the acquisition, development, ownership, operation and management of 220 MHz analog wireless communications services and a satellite license. The Company's current primary objective is to expand its existing coverage areas by purchasing select 220 MHz SMR licenses in synergistic geographic regions (which in many, if not most instances, will have minimal, if any, subscribers) ("Systems"), in exchange for our securities and, to a lesser extent, if available, for cash, and to engage in sales and marketing efforts to attract additional subscribers to, initially, certain of such Systems.

NOTE 2 - Summary of Significant Accounting Policies

     This summary of significant accounting policies of Digi Link Technologies, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of Digi Link's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

     Digi Link's equipment is depreciated using primarily the straight-line method.

Amortization

     The purchase of 2 SMR licenses will be amortized over 15 years using the straight-line method. No amortization was charged during the six months ended March 31, 2001, because the licenses were not in service.

Cash And Cash Equivalents

     Cash and cash equivalents consist of two checking accounts in two commercial banks. Cash in these checking accounts, at times, exceeds $100,000. The cash accounts are secured by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000.

NOTE 3 - Equipment

     Equipment is carried at historical cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of assets are capitalized. Depreciation of equipment is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                    Years
                                    -----
Office Equipment                      5
SMR Licenses' Equipment               5   (not in service as of March 31, 2001)


     Equipment is summarized by major classifications as follows:

                                    March 31, 2001
                                    --------------
Office Equipment                      $  27,050
SMR Licenses' Equipment                  24,000
                                    --------------
                                      $  51,050

Less Accumulated Depreciation             4,773
                                    --------------
                                      $  46,277
                                    ==============

NOTE 4 - Stockholders Equity

     Per share amounts are based on the common stock shares outstanding of 115,641,782 for the quarter and six months ended March 31, 2001.

     On February 2, 2001, 3,312,500 shares were issued to approximately 8 persons and entities in connection with the Company's private placement of its stock.

     On February 2, 2001, 98,484,923 share of restricted common stock were issued to the shareholders of Digi Link Technologies, Inc. in connection with its merger with I R Operating Corporation.

     On February 6, 2001, in consideration of Murray Fox's transferring to the company 825,000 shares of the Company's stock and Murray Fox's assumption of all liability relating to the recycling assets including but not limited to the plant and equipment leases, the Company transferred all of the recycling assets to Mr. Fox.

     On February 6, 2001, 400,000 shares were issued to 2 individuals for services rendered.

     On March 7, 2001, 2,000,000 share of restricted common stock were issued to an officer of the Company as additional compensation.

     On March 7, 2001, 600,000 shares of the Company's stock underlying options granted under the Company's Stock Option Plan were issued to certain consultants upon their exercise of their options.

     On March 25, 2001, 250,00 shares were authorized to be issued to a consultant for services rendered.

     On March 26, 2001, 2,800,000 shares were authorized to be issued in connection with a management agreement regarding certain licenses and SMR systems.

     On March 26, 2001, 7,200,000 shares were authorized to be issued in connection with the purchase of certain licenses.


NOTE 5 - Other Assets

     In January 2001, Digi Link entered into a 220-222 MHz System Satellite Management and Maintenance Agreement with Communications Consulting, Inc. to provide and cover all costs associated with the maintenance and operation of both these newly acquired systems and those it already owned and operated. The third party financing was in the form of a cash payment payable monthly for equipment, rental of towers and maintenance of the system estimated to be between $50,000 to $70,00 per month. As consideration for the financing, the Company issued 2,800,000 shares of common stock valued at ($1.00) per share.

     The   value   of   the   contract   has   been   recorded   as  a   prepaid
management/maintenance expense in the amount of $2,800,000 and is to be amortized over the term of the agreement, which is one (1) year.


NOTE 6 - Specialized Mobile Radio (SMR) Licenses

     The company is now currently engaged in the acquisition, development, operation and management of sixty-two 220 MHz Specialized Mobile Radio (SMR) Wireless Licenses and a Communication Satellite Earth Station License.

     On November 4, 1999, GTC issued 4,000,000 shares of common stock valued at $1,660,000 to acquire all of the outstanding common stock of Future Com of South Florida, Inc. as well as the rights to purchase 4 SMR 220 MHz licenses and a communication satellite license. This transaction has been capitalized to the cost of the SMR licenses and satellite as well as deposits on SMR licenses.

     The SMR licenses were purchased with 960,875 shares of common stock and 2,075,000 options for a total value of $1,148,375 plus their proportionate share of the rights valued at $996,000 less $24,000 for equipment for a total value of $2,120,375.

     The per share rate used to determine the cost was the quoted market value on the date the application for assignment of the licenses was filed with the Federal Communication Commission.

     Financial Accounting Standards No. 123 encourages the use of a fair value method of accounting for stock based awards under which the fair market value of stock options is determined on the date of grant and capitalized accordingly.

     Greenleaf Technologies Corporation received 81,900,000 shares of Digi Link Technologies, Inc. (formerly Future Com of South Florida, Inc.) common stock in exchange for the rights, purchases, and future purchases of SMR and Satellite licenses.

     On February 6, 2001, Digi Link authorized 7,200,00 shares of common stock valued at $4,050,000 to acquire the assets of Advance Business Communications, LLC. The shares have been placed in escrow with the Company's consent. The acquired assets include 48 SMR 220 MHz licenses, all associated infrastructure, including its network operations center and customer base. This transaction has been capitalized to the cost of SMR licenses.


NOTE 7 - Deposits on SMR Licences

     The company has deposits of $1,011,200 on 2 additional SMR 220 MHz licenses. The purchase price of shares of common stock and options issued for these licenses were valued using the same method as indicated in Note #6.


NOTE 8 - Leasing Agreement

     Digi Link's principal executive offices are located in Iselin, New Jersey. Such facilities are subject to a month-to-month lease arrangement at $1,600 per month beginning October 1, 2000.

NOTE 9 - Related Parties

1. On September 22, 2000, an agreement to provide Digi Link with consulting and management services was entered into with Peter J. Jegou, Chief Executive Officer, for a period of 3 years beginning October 1, 2001, with Mr. Jegou receiving $16,500 per month. Mr. Jegou has agreed to defer his monthly salary until the company receives its next round of financing. In addition, Mr. Jegou has advanced approximately $5,000 to the Company. Mr. Jegou has indicated a willingness to provide additional capital or attempt to arrange for the Company's interim needs.

2. William Gale and Warren Blanck, minority shareholders, have provided consulting services to Digi Link. Mr. Gale and Mr. Blanck have received no payments for their services. Digi Link has recorded the expenses as "due to related parties." The balances to Mr. Gale and Mr. Blanck at March 31, 2001 are $16,791 and $20,551 respectively.

3. Communication Concepts, Inc. has provided the funds necessary to meet operating expenses for Digi Link. Digi Link has recorded the expenses in due to related parties. The balance due Communications Concepts, Inc. at March 31, 2001 is $62,077.

4.   Notes Payable consist of the following:

     Note Payable to Uni-Call Communications, Inc., a related party, at a rate of 8% per annum, final payment due no later than
     September 2004.  Periodic payments shall be made at such time that the Board of Directors of Digi Link determines it has
     sufficient funds available.                                       $ 80,972

     Notes Payable to Communication Concepts, Inc., a related party, at a rate of 8% per annum, final payment due no later than
     September 2004.  Periodic payments shall be made at such time that the Board of Directors of Digi Link determines it has
     sufficient funds available.                                       $ 71,483

                   Summary - Related Parties
                   -------------------------
                   Due to William Blanck                        $ 20,551
                   Due to William Gale                            16,791
                   Due to Communications Concepts, Inc            62,677
                   Due to Uni-Call Communications, Inc.           20,000
                   Uni-Call Communications, Inc.                  80,972
                   Communications Concepts,Inc.                   81,612
                   Due to Zamora Funding, Inc.                     2,000
                                                                ---------
                           Total Due To Related Parties         $284,603
                                                                =========

NOTE 10 - Stock Option Plan

     The Board of Directors has approved a stock option plan which reserves 10,000,000 shares of common stock for issuance upon exercise of stock options. The plan authorizes the Board of Directors to grant both incentive stock options and non-qualified stock options to officers, directors, employees, and outside consultants. During the six months ended March 31, 2000, options to purchase 600,000 shares of common stock were granted in accordance with this plan to three independent consultants for services rendered.

     Valuation of these options was calculated using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk free interest rate over the expected life of the option. The value of the options issued to the consultants were recorded at $26,100.

NOTE 11 - Long Term Debt

     On February 2, 2001, Digi Link, as part of the merger with I R Operating, issued an 8% promissory note to Murray Fox in the principal amount of $440,000 with payments of $125,000 due on February 2, 2001, $50,000 plus interest due March 15, 2001 and $50,000 plus interest due June 15, 2001. The remaining 12 payments of interest and principal of $18,703 per month will commence on July 1, 2001.

     Dig Link has made payments of $125,000 and $12,500 against this note and will continue to make weekly payments with the consent of Murray Fox.


Item 2.  Management's Discussion and Analysis of Plan of Operation

Forward Looking Statements

     This quarterly report on Form 10-QSB contains or may contain forward-looking statements, such as statements regarding our growth strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number risks, uncertainties, and assumptions relating to our operation and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below, those disclosed in our annual report on form 10-KSB, as amended, for the year ended December 31, 2000, uncertainties with respect to available capital to continue to support our current operations and future growth, our maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel in our businesses, our ability to consummate suitable acquisitions, and/or to continue to develop our business internally, our ability to effectively integrate acquisitions, our ability to manage the growth of our business, economic factors which affect the industry and changes in government regulations. Should one of more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in the quarterly report on Form 10-QSB, we do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

     The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended September 20, 2000.

Plan of Operations

     Since September, 2000, the Company has conducted minimal business operations activities and sought a merger partner or joint ventures to allow it to fully develop its Systems. For the period from the effective date of the merger with I R Operating Corporation (IROC) through March 31, 2001, the Company had minimal income of $19,429 from operations and operating expenses aggregating $1,447,970.

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

     Most systems constructed under these licenses have already been integrated into the Company's INTELLICOMM(R) network. The Company believes its network is the first and largest real-time, wide-area 220 MHz communications network in the world. It currently covers portions of ten (10) states and many of the transit corridors in between, from its NOC beneath the Prudential Center in Boston, MA. Because the network platform is frequency transparent and protocol agile, Digi Link believes it can support the integration of new and legacy systems to provide the ability to operate between systems using different frequency bands and/or operating protocols that is transparent to those using them.

     In acquiring these licenses, Digi Link intends to extend its authority to construct and operate network systems throughout three of the six FCC regions making up the US. These include EAG-1 (Northeast), EAG-2 (Mid-Atlantic) and EAG-4 (Great Lakes) regions. With this latest acquisition, Digi Link believes it will be able to reach approximately one-third of the United States land mass and a population of approximately 130,000,000. However, the Company does not currently have the funds to accomplish this and there can be no assurance that such funding can be achieved.

     Prior to this latest acquisition, Digi Link's assets, owned and or managed, included another twenty (20) Phase I and Phase II 220 MHz SMR licenses and/or authorizations and a nationwide, Ku-band satellite earth station license it can use to expand the INTELLICOMM(R) network and to provide additional enhanced service offerings. Some of these licenses/authorizations are under contract to be acquired, and/or assignment applications are pending before the FCC, which FCC consent is expected in routine fashion Key locations across the U.S. currently include Albany (New York), New York City, Boston, Dallas, Chicago, Los Angeles, Jacksonville (Florida) and New Orleans.

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

     Notwithstanding any such revenues, we anticipate that we will incur losses and generate negative cash flow for at least the next twelve months. Under current conditions, most of the Company's operational costs are being funded by a third party. Therefore, the Company is only responsible for certain General & Administrative expenses. At the current rate they are estimated to be approximately $300,000 for the year ending September 30, 2001.

     The Company will have to raise additional funds from outside investors to finance its anticipated various business opportunities. Management intends to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings. The Company expects that its cash on hand together with anticipated revenues, will not be sufficient to meet its operating needs for the next 12 months. Accordingly, management expects that it will be necessary for the Company to raise additional funds before it will be able to begin operations, and there is no assurance of its ability to do so.

Revenues

     Revenues for the three months and six months ended March 31, 2001 totaled $15,499 and $19,429 respectively. These revenues were for subscriber wireless services provided during the respective periods. There were no revenues recorded in the prior period ending March 31, 2000.

Compensation Expenses

     Compensation expenses for the quarter and six months ended March 31, 2001 amounted to $0 and $520,000, respectively. This expenditure is primarily due to the issuance of shares of the Company's stock to a company officer as additional compensation. There were no expenditures in the prior period.

Management/Maintenance Fees

     Management and maintenance fees totaled $466,667 for the quarter and six months ended March 31, 2001. The expenses are the result of the amortization of the management and maintenance agreement monthly ($233,333) over the term of the agreement entered into in January 2001.

General and Administrative Expenses

     General and administrative expenses for the quarter and six months totaled $132,402 and $461,303 respectively. These expenditures were principally due to consulting expense ($179,850), financial public relations costs ($111,015) and travel related expenditures ($36,894). There were no comparable expenses in the prior period.

Debt Forgiveness

     Debt forgiveness of $24,000 for the six months ended March 31, 2001 resulted from the cancellation of loans payable to stockholders of $464,000, which was replaced by a promissory note in the amount of $440,000.

Other Income

     Other income for the period ended March 31, 2001 amounted to $1,000 and was due to the sale of a vehicle.

Interest Income

     Interest income for the quarter and six months ended March 31, 2001 totaled $780 and is due to interest on monies advanced to individuals for the exercise of options recorded as subscriptions receivable.


Liquidity and Capital Resources

     The Company's cash position was $10,246 as of March 31, 2001, as compared with a balance of $122,227 as of September 30, 2000. Cash flows from activities during the six months ended March 31, 2001 used cash in operations of $1,489,768 due to a net loss of $1,402,760, an increase in assets of $80,797 and a decrease in current liabilities of $6,211.

     The net cash used from investing activities during the six months ended March 31, 2001 was $8,454,901 for investment in SMR licenses, the management and maintenance contract, and the purchase of fixed assets.

     The net cash provided by financing activities during the six months ended March 31, 2001, consisted of long-term borrowings totaling $318,500 and the issuance of common stock totaling $9,500,409. These proceeds funded operating activities during the six month period.

     During the next twelve months, the Company plans to satisfy its cash requirements through additional debt and/or equity financing. Although an officer of the Company has engaged in preliminary discussions with respect to obtaining additional financing, there can be no assurance that the Company will be successful in raising the additional financing.

     As of the date of the filing of this report, there were no commitments for material capital expenditures.


PART II

Item 1.           Legal Proceedings.
                  None

Item 2.           Changes in Securities.
                  None

Item 3.           Defaults Upon Senior Securities.
                  None

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

     The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and are incorporated herein by reference. If no footnote reference is made, the exhibit is filed with this report.

Number    Exhibit
------    ---------------

3.1 Certificate of Incorporation as of IR Operating Corporation as amended and filed April 30, 1999 (1)

3.2       Bylaws of IR Operating Corporation(1)

3.3 Certificate of Amendment of The Certificate of Incorporation filed January 31, 2001 (3)

3.4       Certificate of Merger and name change filed February 2, 2001 (5)

10.1      Escrow Agreement with Reva and Downey (incorporated by reference) (1)

10.2      Fox Group Enterprises Stockholder Agreements (1)

10.3      1999 Stock Option Plan (2)

10.4 Merger Agreement dated December 27, 2000 between Company and Digi Link Technologies, Inc. (3)

10.5 6 month 8% Note dated February 2, 2001 in the principal amount of $440,000 in favor of Murray Fox to evidence monies previously advanced by Mr. Fox to the Company and owed to Mr. Fox by the Company. (5)

10.6 Asset Purchase Agreement dated January 31, 2001 between Mr. Fox and the Company relating to the recycling assets. (5)

10.7 Leakout Agreements dated February 2, 2001 with Murray Fox, Anthony Conte, David Katz. (5)

10.8 220-222 MHz License Purchase and Assignment Agreement between Digi Link Technologies, Inc. and Advanced Business Communications, LLC effective on (the "Agreement") to purchase all of Advanced Business Communication's interest in and to: (i) twenty-six mobile communications radio licenses operating or to be operated in the 220-222 MHZ band. (5)

10.9 System and Satellite Maintenance System (the "Agreement") effective as of the ____ day of January, 2001, between Communications Consulting, Inc., Digi Link Technologies, Inc., Advanced Business Concepts, LLC, William Gale ("Gale"), and Warren Blanck for acquisition of Specialized Mobile Radio ("SMR") Systems and a series of licenses including a Satellite License. (5)

10.10 Consulting Agreement between Leonard Berg and Digi Link Technologies Inc. dated September 25, 2000. (5)

10.11 Consulting Agreement between Warren Blanck and Digi Link Technologies Inc. dated September 25, 2000. (5)

10.12 Consulting Agreement between William Gale and Digi Link Technologies, Inc. dated September 25, 2000. (5)

10.13 Consulting Agreement between Frank LoVerme and Digi Link Technologies, Inc. dated September 25, 2000. (5)

10.14     Consulting   Agreement   between   Gerald   Warnero   and  Digi   Link
          Technologies, Inc. dated September 25, 2000. (5)

10.15     Consulting   Agreement  between  Christopher  Webster  and  Digi  Link
          Technologies, Inc. dated September 25, 2000. (5)

10.16 Employment Agreement between Peter Jegou and Digi Link Technologies, Inc. dated September 22, 2000. (5)

10.17     Installment   Note  dated   February   21,  2001   between  Digi  Link
          Technologies, Inc. (Holder) and Frank Rovito (Payor) for $52,000. (5)

10.18     Installment   Note  dated   February   21,  2001   between  Digi  Link
          Technologies,  Inc,  (Holder) and Ronald Pilatsky (Payor) for $52,000.
          (5)

10.19     Installment   Note  dated   February   21,  2001   between  Digi  Link
          Technologies Inc.  (Holder) and John Kulina,  Jr. (Payor) for $52,000.
          (5)

10.20 Pledge Agreement dated February 21, 2001 between Peter Jegou and Digi Link Technologies, Inc. securing a promissory note issued by Ronald Pilatsky in the sum of $52,000 relating to the exercise of an option to purchase certain common stock. (5)

10.21 Pledge Agreement dated February 21, 2001 made by Peter Jegou and Digi Link Technologies, Inc. a promissory note issued by Frank Rovito in the sum of $52,000 relating to the exercise of an option to purchase certain common stock. (5)

10.22 Pledge Agreement dated February 21, 2001 made by Peter Jegou and Digi Link Technologies, Inc. a promissory note issued by John Klulina, Jr. in the sum of $52,000 relating to the exercise of an option to purchase certain common stock. (5)

10.23 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and Frank Rovito. (5)

10.24 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and John Kulina, Jr. (5)

10.25 Business consulting agreement dated February 21, 2001 between Digi Link Technologies, Inc. and Ronald Pilatsky. (5)

10.26 Outline of Investor Relations Program with Yes International dated March 23, 2001. (5)

10.27 220-222 MHz SMR System Purchase and License Assignment Agreement between Digi Link Technologies and Communications Concepts effective on January 21, 2001 (the "Agreement") to purchase all of Communication Concepts interest in and to various mobile communications radio systems and licenses operating or to be operated in the 220-222 MHz band. (5)

10.28 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Future Com South Florida, Inc., (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999. (5)

10.29 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Uni-Call Communications, Inc. (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999. (5)
____________________________



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

          (2) Filed, on March 28, 2000, as an exhibit to the Company's Annual Report on Form 10-KSB for the Calendar year ended December 31, 1999.

          (3) Filed as an exhibit to the Company's Definitive Information Statement Form 14C on January 9, 2001.

          (4) Filed as an exhibit to the Company's Current Report Form 8-K filed on February 28, 2001.

          (5) Filed on April 11, 2001 as an exhibit to the Company's Annual Report on Form 10-KSB for the Calendar year ended December 31, 2000.



         (b)  Reports on Form 8-K

          1. A Form 8-K was filed on February 23, 2001 disclosing in Item 2 the merger of I R Operating Corporation and Digi Link Technologies, Inc.

          2. A Form 8-K/A was filed on April 6, 2001 disclosing in Item 7 audited financial statements and an exhibit (proforma balance sheet) with respect to the merger of I R Operating Corporation and Digi Link Technologies, Inc.

          3. A Form 8-K was filed on April 23, 2001 disclosing in Item 4 a Change in Registrant's Certifying Accountant and an exhibit (a letter) from the former accountant stating what the Company said was correct.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 21, 2001

DIGILINK TECHNOLOGIES, INC.

By:/s/ Peter J. Jegou
---------------------
       Peter J. Jegou
       President