Form 10QSB
period 2001-06-30
DIGI LINK TECHNOLOGIES INC/NJ/
filed 2001-08-09
CIK 1093371

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2001

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


         As of August 9, 2001, 118,041,782 shares of the Common Stock were outstanding.

                          DIGI LINK TEHCNOLOGIES, Inc.


                                Form 10-QSB Index

                                  June 30, 2001

                                     PART I

                                                                                                       Page
                                                                                                      Number
Item 1.       Financial Statements (Unaudited):

              Balance Sheet at June 30, 2001...............................................................3

              Statements of Operations for the quarter ended June 30, 2001 and June 30, 2000............................................................................5

              Statements of Operations for the nine months ended June 30, 2001 and June 30, 2000 ...........................................................................6

              Statements of Cash Flows for the nine months ended June 30, 2001.............................7

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

                                     PART II

Item 1.       Legal Proceedings...........................................................................18

Item 2.       Changes in Securities.......................................................................18

Item 3.       Defaults Upon Senior Securities.............................................................18

Item 4.       Submission of Matters to a Vote of Security Holders.........................................18

Item 5.       Other Information...........................................................................18

Item 6.       Exhibits and Reports on Form 8-K............................................................19

Signatures    ............................................................................................23

                           DIGILINK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)



                                     ASSETS



CURRENT ASSETS:
   Cash                                                   $     4,012
   Accounts Receivable                                         19,957
   Prepaid Expenses                                             3,035
   Other Current Assets                                        73,705
                                                          ------------
   Total Current Assets                                       100,709


PROPERTY AND EQUIPMENT

   Office Equipment                                            27,050
   License Hardware                                            24,000
                                                          ------------
                                                               51,050
   Less accumulated depreciation                                6,843
                                                          ------------
Total Property & Equipment                                     44,207



OTHER ASSETS

   Investment in SMR Licenses                               8,025,375
   Deposits on SMR Licenses                                 1,011,200
   Prepaid Management/Maintenance Contract                  1,633,333
   Due from Greenleaf Technologies                            205,100
                                                          ------------
   Total Other Assets                                      10,875,008

                                                          $11,019,924
                                                          ===========





                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts Payable                                       $    77,628
   Due to Related Parties                                     294,559
   Due to Greenleaf Technologies                               14,000
   Current Maturity-Long Term Debt                            304,887
                                                          ------------
   Total Current Liabilities                                  691,074


LONG TERM LIABILITIES

Long term debt, net of current maturity: $304,887              10,980



STOCKHOLDERS' EQUITY

Common Stock, $.001 Par Value, 200,000,000                    136,710
shares authorized and 116,041,782 shares issued.

   Paid in Capital                                         12,953,213
   Less Treasury Stock, 825,000 shares                        (10,055)
   Less Subscriptions Receivable & Interest                  (123,466)
   Retained Earnings                                       (2,638,532)
                                                          ------------
   Total Stockholders' Equity                              10,317,780

                                                          $11,019,924
                                                          ============





                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 and 2000


                                            June 30,2001          June 30, 2000
                                            -------------         --------------

Revenues                                    $     22,336          $           0
Cost of Sales                                          0                      0
                                            -------------         --------------
Gross Profit                                      22,336                      0



Operating Expenses

   Compensation                                    7,000                      0
   Management/Maintenance Fees                   700,000                      0
   General & Administrative                      196,043                      0
                                            -------------         --------------
   Total Operating Expenses                      903,043                      0

Net Loss from Operations                        (880,707)                     0


Other Income/Expense

  Debt Forgiveness                                     0                      0
  Other Income                                         0                      0
  Interest Income                                  2,186                      0
  Interest Expense                               (16,774)                     0
                                            -------------         --------------
   Total Other Income/(Expense)                  (14,588)                     0
                                            -------------         --------------
Net Loss                                    $   (895,295)         $           0
                                            =============         ==============
Net Loss per Share                          $     (0.012)         $       0.000
                                            =============         ==============
Net loss per share based on weighted
average shares of 77,779,469 and 0
respectively.





                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2001 and 2000


                                            June 30, 2001         June 30, 2000
                                            -------------         --------------

Revenues                                    $     41,766          $           0
Cost of Sales                                          0                      0
                                            -------------         --------------
Gross Profit                                      41,766                      0



Operating Expenses

   Compensation                                  527,000                      0
   Management/Maintenance Fees                 1,166,667                      0
   General & Administrative                      657,345                      0
                                            -------------         --------------
     Total Operating Expenses                  2,351,012                      0

Net Loss from Operations                      (2,309,246)                     0


Other Income/(Expense)

     Debt Forgiveness                             24,000                      0
      Other Income                                 1,000                      0
      Interest Income                              2,966                      0
      Interest Expense                           (16,774)                     0
                                            -------------         --------------
   Total Other Income/(Expense)                   11,192                      0
                                            -------------         --------------
Net Loss                                    $ (2,298,054)         $           0
                                            =============         ==============
Net Loss per Share                          $     (0.030)         $       0.000
                                            =============         ==============

Net loss per share based on
weighted average shares of
77,779,469 and 0 respectively.







                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR NINE MONTHS ENDING JUNE 30, 2001


CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                        $   (2,298,054)

Adjustments to reconcile net income to net cash provided by operating activities.


INCREASE/(DECREASE) IN CASH

Depreciation                                                             6,211
Accounts Receivable                                                    (19,957)
Receivable - Other                                                     (73,705)
Accounts Payable                                                        73,878
Accrued Expenses                                                       (21,928)
Prepaid Expenses                                                        (3,035)
                                                                ----------------

Total Adjustments                                                      (38,536)

Net cash provided by operating activities                           (2,336,590)
                                                                ----------------

CASH FLOWS FROM INVESTING ACTIVITES

   Purchase of Fixed Assets                                            (11,468)
   Investment in SMR Licenses                                       (5,905,000)
   Prepaid Management/Maintenance Contract                          (1,633,333)
   Due from Greenleaf Technologies                                    (205,100)
                                                                ----------------
Net cash used by investing activities                               (7,754,901)
                                                                ----------------








                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR NINE MONTHS ENDING JUNE 30, 2001


CASH FLOWS FROM FINANCING ACTIVITES

   Due to related parties                                       $       23,686
   Proceeds from borrowings                                            315,867
   Issuance of stock                                                 9,633,723
                                                                ----------------
Net cash provided by financing activities                            9,973,276
                                                                ----------------

Net decrease in cash and cash equivalents                             (118,215)


Cash - beginning of year                                               122,227
                                                                ----------------
Cash - end of period                                            $        4,012
                                                                ================

Supplemental disclosures of cash flow information:
Cash paid during the year for:

Interest Expense                                                $       16,774












                 See Accompanying Notes to Financial Statements

                           DIGILINK TECHNOLOGIES, INC.
                          Notes To Financial Statements
                                  June 30, 2001

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

Amortization

     The purchase of 2 SMR licenses will be amortized over 15 years using the straight-line method. No amortization was charged during the nine months ended June 30, 2001, because the licenses were not in service.

Cash And Cash Equivalents

     Cash and cash equivalents consist of two checking accounts in two commercial banks. Cash in these checking accounts has, at times, exceeded $100,000. The cash accounts are secured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

NOTE 3 - Equipment

     Equipment is carried at historical cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of assets are capitalized. Depreciation of equipment is calculated by the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                     Years
                                     -----
Office Equipment                       5
SMR Licenses' Equipment                5   (not in service as of June 30, 2001)


     Equipment is summarized by major classifications as follows:

                                     June 30, 2001
                                     -------------
Office Equipment                       $  27,050
SMR Licenses' Equipment                   24,000
                                     -------------
                                       $  51,050

Less Accumulated Depreciation              6,843
                                     -------------
                                       $  44,207
                                     =============

NOTE 4 - Stockholders' Equity

     Per share amounts are based on the common stock shares outstanding of 116,041,782 for the quarter and nine months ended June 30, 2001.

     On February 2, 2001, 3,312,500 shares were issued to approximately 8 persons and entities in connection with the Company's private placement of its stock.

     On February 2, 2001, 98,484,923 share of restricted common stock were issued to the shareholders of Digi Link Technologies, Inc. in connection with its merger with IR Operating Corporation.

     On February 6, 2001, in consideration of Murray Fox's transferring to the company 825,000 shares of the Company's stock and Murray Fox's assumption of all liability relating to the recycling assets including but not limited to the plant and equipment leases, the Company transferred all of the recycling assets to Mr. Fox.

     On February 6, 2001, 400,000 shares were issued to two individuals for services rendered.

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

     On May 16, 2001, 400,000 shares of restricted common stock were issued to two individuals for services rendered.

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

NOTE 9 - Related Parties

1. On September 22, 2000, an agreement to provide Digi Link with consulting and management services was entered into with Peter J. Jegou, Chief Executive Officer, for a period of 3 years beginning October 1, 2001, with Mr. Jegou receiving $16,500 per month. Mr. Jegou has agreed to defer his monthly salary until the company receives its next round of financing. In addition, Mr. Jegou has advanced approximately $7,500 to the Company. Mr. Jegou has indicated a willingness to provide additional capital or attempt to arrange for the Company's interim needs, but there can be no assurance that such interim funding will be sufficient.

2. William Gale and Warren Blanck, minority shareholders, have provided consulting services to Digi Link. Mr. Gale and Mr. Blanck have received no payments for their services. Digi Link has recorded the expenses as "due to related parties." The balances owed to Mr. Gale and Mr. Blanck at June 30, 2001 are $16,791 and $20,551 respectively.

3. Communication Concepts, Inc. has provided the funds necessary to meet operating expenses for Digi Link. Digi Link has recorded the expenses in due to related parties. The balance due Communications Concepts, Inc. at June 30, 2001 is $64,177.

4.   Notes Payable consist of the following:

     Note Payable to Uni-Call Communications, Inc., a related party, at a rate of 8% per annum, final payment due no later than
     September 2004.  Periodic payments shall be made at such time that the Board of Directors of Digi Link determines it has
     sufficient funds available.                                        $ 85,392

     Notes Payable to Communication Concepts, Inc., a related party, at a rate of 8% per annum, final payment due no later than
     September 2004.  Periodic payments shall be made at such time that the Board of Directors of Digi Link determines it has
     sufficient funds available.                                        $ 77,919

                  Summary - Related Parties
                  -------------------------
                  Due to Warren Blanck                         $ 20,551
                  Due to William Gale                            16,791
                  Due to Communications Concepts, Inc            64,177
                  Due to Uni-Call Communications, Inc.           20,000
                  Uni-Call Communications, Inc.                  85,392
                  Communications Concepts,Inc.                   88,048
                  Due to Zamora Funding, Inc.                      (400)
                                                               ---------
                   Total Due To Related Parties                $294,559
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

     Dig Link has made payments of $125,000 and $26,500 against this note and will continue to make weekly payments with the consent of Murray Fox.

NOTE 12 - Subsequent Events

     In July, 2001, the Company, in a private placement under section 4(2) of the Securities Act of 1933, as amended, sold to four investors for gross proceeds of $138,000, 2,760,000 shares of restricted common stock.

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

     In March, 2001, Digi Link completed its acquisition of the assets of Advanced Business Communications L.L.C. (ABC) for shares of its restricted common stock subject to FCC consent/approval. The company is in the process of making application to the FCC to transfer these licenses. The acquisition includes forty-eight (48) 220 MHz SMR licenses, all associated infrastructure, including its network operations center (NOC) and a customer base, which includes such customers as Boston Coach, Boston Gas, Fidelity Investments and Transportation Logistics.

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

     Notwithstanding any such revenues, we anticipate that we will incur losses and generate negative cash flow for at least the next twelve months. Under current conditions, most of the Company's operational costs are being funded by a third party. Therefore, the Company is only responsible for certain General and Administrative expenses. At the current rate they are estimated to be approximately $300,000 for the year ending September 30, 2001. Notwithstanding the third party funding commitment, the company is aware that they have fallen behind in some of their obligations and there is no assurance that they will be able to meet all the obligations in the future. The company has been working with alternate financing sources, however, there can be no assurance of that it will be successful.

     The Company will have to raise additional funds from outside investors to finance its anticipated various business opportunities. Management intends to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings. The Company expects that its cash on hand together with anticipated revenues, will not be sufficient to meet its operating needs for the next 12 months. As noted above, the Company's President has advanced certain funds to finance operational expenses and there can be no assurance that he will be in a position to do so. Accordingly, management expects that it will be necessary for the Company to raise additional funds before it will be able to begin operations, and there is no assurance of its ability to do so.

Revenues

     Revenues for the three months and nine months ended June 30, 2001 totaled $22,336 and $41,766 respectively. These revenues were for subscriber wireless services provided during the respective periods. There were no revenues recorded in the prior period ending June 30, 2000.

Compensation Expenses

     Compensation expenses for the quarter and nine months ended June 30, 2001 amounted to $7,000 and $527,000, respectively. This expenditure is primarily due to the issuance of shares of the Company's stock to a company officer as additional compensation. There were no expenditures in the prior period.

Management/Maintenance Fees

     Management and maintenance fees totaled $700,000 for the quarter and $1,166,667 for the nine months ended June 30, 2001. The expenses are the result of the amortization of the management and maintenance agreement monthly ($233,333) over the term of the agreement entered into in January 2001.

General and Administrative Expenses

     General and administrative expenses for the quarter and nine months totaled $196,043 and $657,345 respectively. These expenditures were principally due to consulting expense ($286,850), financial public relations costs ($120,610), legal fees ($61,908) and travel related expenditures ($47,845). There were no comparable expenses in the prior period.

Debt Forgiveness

     Debt forgiveness of $24,000 for the nine months ended June 30, 2001 resulted from the cancellation of loans payable to stockholders of $464,000, which was replaced by a promissory note in the amount of $440,000.

Other Income

     Other income for the period ended June 30, 2001 amounted to $1,000 and was due to the sale of a vehicle.

Interest Income

     Interest income for the quarter and nine months ended March 31, 2001 totaled $2,186 and $2,966 respectively which represents interest on monies advanced to individuals for the exercise of options recorded as subscriptions receivable.

Interest Expense

     Interest expense for the quarter and nine months ended June 30, 2001 totaled $16,774. This is the result of promissory notes issued by the company at various interest rates.

Liquidity and Capital Resources

     The Company's cash position was $4,012 as of June 30, 2001, as compared with a balance of $122,227 as of September 30, 2000. Cash flows from activities during the nine months ended June 30, 2001 used cash in operations of $2,336,590 due to a net loss of $2,298,054, an increase in assets of $90,486, and an increase in current liabilities of $51,950.

     The net cash used from investing activities during the nine months ended June 30, 2001 was $7,754,901 for investment in SMR licenses, the management and maintenance contract, and the purchase of fixed assets.

     The net cash provided by financing activities during the nine months ended June 30, 2001, consisted of long-term borrowings totaling $339,552 and the issuance of common stock totaling $9,633,723. These proceeds funded operating activities during the nine month period.

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

10.1          Escrow Agreement with Reva and Downey  (incorporated by reference)
              (1)

10.2          Fox Group Enterprises Stockholder Agreements (1)

10.3          1999 Stock Option Plan (2)

10.4 Merger Agreement dated December 27, 2000 between Company and Digi Link Technologies, Inc. (3)

10.5 Six month 8% Note dated February 2, 2001 in the principal amount of $440,000 in favor of Murray Fox to evidence monies previously advanced by Mr. Fox to the Company and owed to Mr. Fox by the Company. (5)

10.6 Asset Purchase Agreement dated January 31, 2001 between Mr. Fox and the Company relating to the recycling assets. (5)

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

10.28 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Future Com South Florida, Inc., (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999. (5)

10.29 An 8% demand note whose maturity dated is September 2004 in the principal amount of 150,000 issued by Uni-Call Communications, Inc. (now known as Digi Link Technologies, Inc.) to Communications Concepts, Inc. dated September 1999. (5)

10.30         Copy of Promissory Note due May 23, 2003.

10.31         Copy of Promissory Note due June 19, 2003.

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


Dated: August 9, 2001

DIGI LINK TECHNOLOGIES, INC.




By: /s/ Peter J. Jegou
----------------------
        Peter J. Jegou
        President

                                 EXHIBIT INDEX


Number        Exhibit                                           Page
------        ---------------                                   -----

10.30         Copy of Promissory Note due May 23, 2003.           2

10.31         Copy of Promissory Note due June 19, 2003.          3